Form 10-Q
period 1994-09-30
MERCOM INC
filed 1994-11-14
CIK 850315

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549
                                 FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         September 30, 1994

                                    OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to
Commission file number          0-17750

                               MERCOM, INC.
          (Exact name of registrant as specified in its charter)

              Delaware                               38-2728175
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                            105 Carnegie Center
                               P.O. Box 8567
                    Princeton,  New Jersey  08540-6215
                 (Address of principle executive offices)
                                (Zip Code)

                             (609) 734-3737
            (Registrant's telephone number including area code)
46 Public Square   P.O. Box 3000   Wilkes-Barre, Pennsylvania  18703-3000
      (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X              NO ______

        Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of October 31, 1994.

                    Common Stock          2,393,530 shares

This Form 10-Q consists of 18 sequentially numbered pages.




                       MERCOM, INC. AND SUBSIDIARIES


                                   INDEX


PART I. FINANCIAL INFORMATION                                   PAGE NO.


   Item 1.      Financial Statements
                  Condensed Consolidated Balance Sheets -
                  September 30, 1994 and December 31, 1993            3

                  Condensed Consolidated Statements of Operations - Quarters and Nine Months Ended September 30,
                  1994 and 1993                                       4


                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1994 and 1993       5

                  Notes to Condensed Consolidated Financial
                    Statements                                        6-9


   Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations              10-16

PART II.        OTHER INFORMATION

   Item 6.      Exhibits and Reports on Form 8-K                     17


                SIGNATURES                                           18








Part 1.  Financial Information

Item 1.  Financial Statements

                       MERCOM, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Data)

                                              September 30,      December 31,
                                                  1994              1993
                                               (Unaudited)        (Audited)
ASSETS:                                        -----------       -----------

Cash & temporary cash investments                 $   950           $   989

Accounts receivable, trade, net of
    reserve for doubtful accounts
    of $35 and $29 at September 30, 1994
    and December 31, 1993, respectively               286               154

Prepaid expenses and other                            244               167

Property, plant and equipment                      38,251            37,494

Less - accumulated depreciation                    21,485            19,548
                                                  -------           -------
        Net property, plant and equipment          16,766            17,946

Intangible assets - net of accumulated
    amortization of $2,003 and $1,754
    at September 30, 1994 and
    December 31, 1993, respectively                 2,739             2,988


        Total Assets                              $20,985           $22,244
                                                  -------           -------

LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIENCY:

Accounts payable                                  $   800           $   925
Other liabilities                                   1,530             1,418
Accrued restructuring and litigation costs          4,084             4,255
Debt                                               27,176            28,184
                                                  -------           -------

      Total Liabilities                            33,590            34,782
                                                  -------           -------

SHAREHOLDERS' CAPITAL DEFICIENCY:

Preferred stock, $100 par value, 150,000 shares
    authorized, none issued and outstanding
Common stock, $1 par value, 5,000,000 shares
    authorized, 2,393,530, issued and outstanding
    at September 30, 1994 and December 31, 1993     2,393             2,393

Additional paid-in capital                          5,512             5,512

Accumulated deficit                               (20,510)          (20,443)
                                                  -------           -------

      Total Shareholders' Capital Deficiency      (12,605)          (12,538)
                                                  -------           -------

        Total Liabilities and Shareholders'
          Capital Deficiency                      $20,985           $22,244
                                                  =======           =======

  See accompanying notes to condensed consolidated financial statements.





                       MERCOM, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
               (Dollars in Thousands, Except Per Share Data)


                           Quarter Ended Sept 30,  Nine Months Ended Sept 30,
                           ----------------------  --------------------------

                              1994        1993          1994            1993
                             ------      ------        ------          ------
Sales                        $3,214      $3,211        $9,576          $9,478
                             ------      ------        ------          ------

Cost and expenses             1,941       1,849         5,833           5,660

Depreciation and amortization   746         794         2,271           2,419
                             ------      ------        ------          ------

    Total operating expenses  2,687       2,643         8,104           8,079
                             ------      ------        ------          ------

    Operating income            527         568         1,472           1,399
                             ------      ------        ------          ------

Other (Income) Expenses:

Interest income                  (6)         (5)          (20)            (15)
Other expense (income)           19           5             3               9
Interest expense                532         529         1,554           1,612
                             ------      ------        ------          ------

   Total other expenses, net    545         529         1,537           1,606
                             ------      ------        ------          ------

   Income (loss) before
     income tax                 (18)         39           (65)           (207)

Provision for income taxes        2           0             2              11
                             ------      ------        ------          ------

          Net income (loss)    ($20)        $39          ($67)          ($218)
                             ------      ------        ------          ------


Net income (loss) per
     average common share    ($0.01)      $0.02        ($0.03)         ($0.09)
                             ------      ------        ------          ------

Weighted Average Common
  Shares Outstanding
  (in thousands)              2,393       2,393         2,393           2,393
                             ------      ------        ------          ------



  See accompanying notes to condensed consolidated financial statements.






                       MERCOM, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
               (Dollars in Thousands, Except Per Share Data)



                                               Nine Months Ended Sept 30,
                                               --------------------------
                                                 1994            1993
                                                ------          ------

Net Cash Provided By Operating Activities       $1,839          $2,020
                                                ------          ------


Cash Flows From Investing Activities -
    Expansion, improvements and other             (870)           (540)
                                                ------          ------


Cash Flows From Financing Activities -
    Repayment of bank loans                     (1,008)           (655)
                                                ------          ------


Net increase (decrease) in cash & temporary
  cash investments                                 (39)            825


Cash & temporary cash investments, January 1       989             376
                                                ------          ------


Cash & temporary cash investments, September 30   $950          $1,201
                                                ------          ------
Supplemental Disclosures of Cash Flow Information
    Cash paid during the year for:
        Interest                                $1,562          $1,677
        Taxes                                       $4             $11

  See accompanying notes to condensed consolidated financial statements.




                       MERCOM, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Thousands, Except Per Share Data)


(1)  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information. The condensed consolidated financial statements should be read in conjunction with the annual statements and notes thereto included in the Company's 1993 Annual Report to the Securities and Exchange Commission on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ended December 31, 1994.

(2)  GOING CONCERN

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, substantial doubt exists about the Company's ability to continue as a going concern unless the debt and equity of the Company are restructured.

At September 30, 1994 the Company was in compliance with all covenants associated with its Credit Agreement. However, the existing equity and debt structure of the Company is not adequate to provide resources for the viable operation of the business significantly beyond December 31, 1994. The Company has no other available credit as of September 30, 1994.

In December 1992 the bank agreed to allow the Company to restructure a principal payment of $1,008 due in December 1992 into three installments. This principal payment has been paid in full, according to the terms contained in the amended credit agreement. In December 1993, the bank again agreed to allow the Company to restructure a principal payment of $2,016 due in December 1993 into three installments. This principal payment has again been paid in full, according to the terms contained in the amended credit agreement. The remaining scheduled principal payment amounts and due dates have not been restructured. Based on its latest financial projections the Company will be unable to meet its principal payment scheduled for December 1994, as currently structured, and meet its other operating obligations unless it raises additional capital or the bank agrees to restructure the debt. Management continues to investigate its alternatives. However, there is no assurance that such alternatives will be successful. Further, on December 27, 1993, the Company received an adverse judgment in its appeal of the settlement awarded to a former officer of the Company (Note 4.) The Company has decided not to appeal this matter any further and has entered into negotiations with the former officer to determine the parameters of the arbitration and appraisal process for determination of the fair market value of the former officer's stock. The liquidity of the Company will be materially and adversely affected if the fair market value of the former officer's stock is determined to approximate the amount asserted by the former officer and a suitable restructuring of the Company's debt and equity structure is not accomplished.

(3)  DEBT

     Debt consists of the following:

                                Sept 30, 1994             December 31, 1994
                                -------------             -----------------

        Credit Agreement           $22,176                      $23,184
        Demand Note                  5,000                        5,000
                                   -------                      -------
        Total                      $27,176                      $28,184
                                   =======                      =======

The Company entered into a $25,000 Credit Agreement with a bank in November 1989. The agreement was amended in April 1990 to provide for borrowings up to $27,000. The agreement was further amended in December 1993 to restructure the mandatory repayment due at December 31, 1993. The Company had borrowings outstanding under the Credit Agreement of $22,176 as of September 30, 1994. The Credit Agreement contained a revolving credit period which expired on December 31, 1991.

As stated above the Credit Agreement was amended in December 1993 to restructure the mandatory repayment of $2,016 due at December 31, 1993, into three installments due and paid on December 31, 1993, March 31, 1994 and June 30, 1994, respectively, according to the terms of the amended credit agreement. Based on its latest financial projections the Company will be unable to meet its principal payment of $3,024 scheduled for December 1994, as currently structured, and meet its other operating obligations unless it is able to obtain additional financing or the bank agrees to restructure the debt.

The Company's interest rate swap agreement which was entered into in 1990 expired in September 1994. The agreement contained the following terms:

                        Company           Company
      Principal           Pays            Receives             Expiration
      ---------         -------           --------             ----------

       $10,000           9.36%         6 month USD-LIBOR     September 1994


In April 1990, the Company obtained a credit facility commitment from a bank providing for borrowings up to $5,000. The full commitment was borrowed by the Company. The outstanding balance is due upon demand.

Debt is secured by a pledge of the stock of the Company's subsidiaries.

(4)  LEGAL PROCEEDINGS

CCV, a subsidiary of the Company, is a party to a lawsuit commenced in 1988 encaptioned Communications and CableVision, Inc. and Michigan Energy Resources Company v. Kenneth E. Lahey (File No. 88-8995-C2) filed in the Circuit Court for the County of Ottawa, State of Michigan which relates to the termination of Mr. Lahey's employment as president of CCV. Mr. Lahey asserted that as a result of such termination he is entitled to the fair market value of ten percent (10%) of the outstanding shares of CCV stock (the "Lahey Stock") as of the date of his termination while the Company asserted Mr. Lahey was only entitled to $50.

The trial court determined that Mr. Lahey was entitled to the fair market value of the Lahey Stock and ordered, among other things, that an arbitration and appraisal be held to determine the fair market value of such shares. The Company appealed such order, but the Michigan Court of Appeals upheld the trial court's findings in a Decision and Opinion dated December 27, 1993. The Company has decided not to appeal this matter further and has entered into negotiations with Lahey to determine the parameters of the arbitration and appraisal process for determination of the fair market value of the Lahey Stock. Mr. Lahey has asserted the fair market value of the Lahey Stock is approximately $3,600 while the Company asserts the fair market value to be significantly less. The Company will be materially and adversely affected if the fair market value of the Lahey Stock is determined to approximate the amount asserted by Lahey. This would significantly and immediately affect the liquidity of the Company and require a restructuring of its current capital structure. However, there are no assurances that such a restructuring can be accomplished. In 1991 management accrued an amount which represents management's best estimate of the Company's potential liability. There have been no significant developments regarding this litigation during the first nine months of 1994. However, the arbitration and appraisal process is scheduled to take place during the last quarter of 1994 and a decision is expected soon thereafter.

(5) INCOME TAXES

The benefit for income taxes is different than the amounts computed by applying the federal statutory rate of 34% primarily due to losses producing no current federal tax benefits due to uncertainty of realization.

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at September 30, 1994 and December 31, 1993 are as follows:

                              Sept 1994   Dec. 1993   Sept 1994    Dec. 1993
                               Def. Tax    Def. Tax    Def. Tax     Def. Tax
                                Assets      Assets    Liabilities  Liabilities
                                ------      ------    -----------  -----------

Net operating loss carryovers   $3,296      $3,445          --          --
Alternative minimum tax credits     19          17          --          --
Contingencies                    1,360       1,360          --          --
Property, plant, and equipment     --          --        $3,005      $3,148
Intangible assets                   12          11          172         156
All others                         331         320            0         --
                                ------      ------       ------      ------
      Subtotal                   5,018       5,153        3,177       3,304
Valuation allowance              1,841       1,849          --          --
                                ------      ------       ------      ------
Total deferred taxes            $3,177      $3,304       $3,177      $3,304
                                ======      ======       ======      ======

The net change in the valuation allowance for deferred tax assets was a decrease of $8 for the nine months ended September 30, 1994.

Item 2.          Management's Discussion and Analysis of
               Financial Condition and Results of Operations
               (Dollars in Thousands, Except Per Share Data)

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1993.

Results of Operations

The Company's results from operations before income taxes for the three months ended September 30, 1994 declined $57 or 146.2% and improved $142 or 68.6% for the nine months ended September 30, 1994 over the comparable periods in 1993. This represents a decline of $0.02 and an improvement of $0.06 per average common share for the three and nine month periods respectively.

Sales for the three months ended September 30, 1994 remained relatively constant over the comparable period in 1993 while sales for the nine months ended September 30, 1994 increased by $98 or 1.0%. The increase is primarily due to an additional 1,230 average basic subscribers per month during the first nine months of 1994 compared to the same period in 1993 resulting in $143 and $305 of increased revenues for the three and nine months, respectively. Also contributing to the increase is $70 of revenues relating to the launch of a new programming service (Q2) in September 1994. Partially offsetting these increases is a $119 accrual in September for refunds to limited basic subscribers in anticipation of settlements of rate regulation challenges by the local municipalities. Also included in 1994 results is a decrease in rental revenues of $28 and $126 for the three and nine months ending September 30, 1994 as compared to the same periods in 1993. This decrease is primarily due to a reduction in the rental rate charged for converters and remotes to cost as mandated by the FCC.

Total costs and expenses, exclusive of depreciation and amortization, for the three and nine month period ended September 30, 1994, increased by $92 or 5.0% and $173 or 3.1%, respectively, when compared to the same periods in 1993. For the three month period, the increase is primarily due to increases in technical, programming and general and administrative expenses of $42, $30 and $17, respectively. The additional expense for the nine month period is primarily due to increases in technical, programming and general and administrative expenses of $119, $57 and $22 respectively, offset partially by a reduction of marketing expenses of $24. Technical expenses increased primarily because of additional installations and converter box replacements, increased pole rental costs, normal annual salary increases and additional overtime due to vacancies in technical staff. Increases in programming costs are directly related to additional basic customers and basic channels as well as increases in programming rates from suppliers. General and administrative expenses increased due to additional legal expenses and payment of FCC dues as required by the Cable Act. Partially offsetting these increases were decreased operating taxes due to prior period overassessments which are corrected in the current period. Decreases in marketing expenses are attributable to lower sales commissions due to vacancies in commissioned staff.

Interest expense for the three months ended September 30, 1994, increased by $3 or .6% when compared to the same period in 1993 and decreased by $58 or 3.6% for the nine months ended September 30, 1994. The increase for the three months ended September 30, 1994 is primarily attributable to rising interest rates during this period while the decrease for the nine months ended September 30, 1994 is due primarily to a reduction in outstanding debt which is offset partially by the effects of increasing interest rates. The Company's future interest expense is subject to fluctuations in the market rate of interest and therefore there is no assurance that the Company's current level of interest expense is indicative of future trends.

Depreciation expense for the three and nine months ended September 30, 1994 decreased by $48 or 6.0% and $148 or 6.1%, respectively when compared to the same periods in 1993. This decrease is primarily attributable to less depreciation expense in the current period as assets become fully depreciated and lower expenditure levels in the current period due to curtailments in capital expenditures by the Company.

Liquidity and Capital Resources

The Company does not have liquid assets to repay all of its outstanding obligations at September 30, 1994. The Company has decreased its available cash balance by $39 since December 31, 1993. The Company had cash and temporary cash investments of $950 at September 30, 1994 as compared to $989 at December 31, 1993. The restructured debt payments of $504 each in March and June are the largest contributors to the decrease and are offset partially by excess cash generated by operations over capital expenditures.

The Company's debt at September 30, 1994 was $27,176, which is a reduction of $1,008 from December 31, 1993. The Company's bank agreed to allow the Company to restructure a principal payment of $2,016 due in December of 1993, into three installments due in December 1993, March and June 1994. The restructured payments have been paid in full. The remaining scheduled principal payment amounts and due dates have not been restructured. The next principal payment of $3,024 is due on December 31, 1994. The Company was in compliance with all covenants of its Credit Agreement at September 30, 1994. However, based on the Company's latest financial projections, the Company anticipates that cash provided by operations will not be sufficient to fund the principal payment of debt due in December 1994 as currently structured despite the elimination of many capital projects scheduled for 1994 in its original budget because of the continuing uncertainty about the financial condition of the Company.

The Company had no available lines of credit at September 30, 1994 or other sources of liquidity other than the potential sale of its Florida cable system. However, the Company has not recovered its investment in this system and would consider the sale based only on the lack of other viable options. The reductions in capital expenditures previously discussed along with the impact regulation will have on future rate increases and operating expenses could adversely affect future operating income, as discussed further in "Impact to Company" under "Regulatory Issues". In addition, on December 27, 1993, the Company received an adverse judgment in its appeal of the settlement awarded to a former officer of the Company (Note 4). The liquidity of the Company will be materially and adversely affected if the fair market value is determined to approximate the amount asserted by the former officer and a suitable recapitalization is not accomplished.

The existing debt, equity and working capital of the Company are not adequately structured to allow for the operation of the business beyond December 31, 1994. While there are no assurances that it will be able to do so, management believes that it will reach a new agreement with the Company's bank which will enable the Company to continue as a going concern. Even if a restructuring is accomplished, however, there is no assurance that the Company could meet the potential liability which would result should the appraisal of the fair market value of the Lahey stock approximate the amount asserted by the former officer. The Company must be able to continue to manage its costs and increase its revenues through rate increases, the offering of new products, and the expansion of its territories. However, revenue growth is uncertain because of the elimination of certain capital projects due to cash flow concerns and the FCC regulations. See "Regulatory Issues" in the following section for a more detailed discussion of rate regulation.

If the Company is to exist on a long term basis, it must generate sufficient cash from operations to not only service the large interest burden resulting from its debt but also to repay the debt under terms acceptable to its bank. Operations must also be the source for the funding of capital expenditures which will be necessary to remain competitive in the markets which the Company now serves and to enter new markets. In short, in spite of regulation and the lack of financing alternatives, operations must be the source which not only sustains the Company, but which fuels its growth. Due to these factors there remains substantial doubt about the Company's ability to continue as a going concern.

REGULATORY  ISSUES

CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT

        The Cable Television Consumer Protection and Competition Act of 1992 (the "Act"), enacted on October 5, 1992, and effective April 3, 1993, regulates the cable television industry.

Basic Rate Regulation

        The most significant provision of the Act requires the FCC to establish rules to ensure that rates for basic services are reasonable for subscribers in areas without effective competition. Basic service is the level of programming which must be subscribed to in order to receive access to any other tier of service. The basic service tier must, at a minimum, include all "must-carry" channels; any public, educational, or governmental access channels required by the franchiser; and all television signals other than non-local satellite-delivered superstations. The FCC must determine whether each cable system is subject to effective competition.

        Effective competition is defined by the Act to exist if: (1) fewer than 30 percent of the households in the franchise area subscribe to the service of the current cable system; (2) the franchise area is served by at least two unaffiliated multichannel video programming distributors, each of which offers programming to at least 50 percent of the households and is subscribed to by at least 15 percent of such households; or (3) a multichannel video operator owned by a franchise authority offers service to at least 50 percent of the households in the franchise area. The FCC has announced that for those systems not subject to effective competition, rates will be regulated jointly by the FCC and state and local governments. The FCC has delegated the responsibility of regulation of the basic service tier to the applicable local franchise authority. In order to regulate rates, such authority must be certified by the FCC. In order to be certified, the authority must apply for certification; have the legal authority to regulate; and the franchise area must lack effective competition. A franchise authority may choose not to regulate rates. A local franchise authority that is certified must apply the FCC's benchmark formula. A local franchise authority that lacks the legal authority to regulate or the personnel to administer the regulation may request the FCC to regulate basic rates.

        The FCC has broad authority in adopting regulations to ensure that rates are reasonable. The Act permits the FCC to determine what is a "reasonable profit" for the cable operator. The factors which the FCC must take into account in making this determination include, among other things, rates for cable systems subject to effective competition; direct costs of obtaining and providing basic tier service; capital and operating costs of the cable operators, including programming costs; advertising revenues received by the cable operator from basic tier service programming; and certain franchise expenses. The FCC must establish criteria for determining whether rates for service other than basic tier are reasonable and must develop procedures for resolution of complaints and refund of rates determined to be unreasonable.

        On April 1, 1993, the FCC adopted its initial rules regulating cable television rates. All cable television rates except pay-per-view and premium channels were frozen until May 15, 1994. The initial rules, which were in effect until May 15, 1994, permit the retiring and unbundling of services as long as the overall rate per subscriber is not increased.
Rates for basic and tiered services are subject to benchmarks. A cable system with rates above the benchmark was required to roll back its rates to the systems rates as of September 30, 1992, plus an adjustment for inflation since then. If the September 30, 1992 rate exceeds the benchmark, the maximum rate reduction is ten percent of the rates in effect at September 30, 1992. This ten percent reduction represents the competitive differential calculated by the FCC in the initial rate order between the rates charged by competitive and non-competitive cable systems. A system with rates above the benchmark may utilize a cost-of-service showing to justify its rates and avoid the rate reduction.

        Equipment charges for basic tier service are also subject to rollback to the level representing the cost of the equipment including a reasonable profit (to be determined by the local franchise authority). In cases where equipment has been included as part of a service tier at no additional cost, it must be unbundled and a separate charge will be allowed.

        On February 22, 1994, the FCC adopted revised regulations that became effective on May 15, 1994. Regulated cable rates that are in place after May 15, 1994 will be evaluated under the new rules; rates in effect before that date will be judged using the FCC's initial rules described above. These revised regulations will require cable operators to reduce their September 30, 1992 regulated rates to a new benchmark based on the FCC's revised calculation of a 17 percent competitive differential. Adjustments to the competitive differential may be made for (1) inflation occurring between October 1, 1992 and September 30, 1993, (2) changes in external costs that have occurred since the system became subject to initial regulation at either the local level, the Federal level or February 28, 1994, whichever date is earliest and (3) changes that have resulted from the addition or deletion of programming channels to regulated tiers since September 30, 1992.

        As a result of these revised rules, regulated cable operators will have to apply the revised competitive differential by May 15, 1994, or, subject to certain restrictions, by July 14, 1994. Cable systems that relied on the benchmark approach to rate-setting under the initial rate regulation structure may choose the benchmark approach or a cost-of-service approach to justify their rates under the new rate regulation scheme. Systems that do not make the rate reductions needed to bring their rates down to the full reduction rate by May 15, 1994 will be subject to refund liability unless they can successfully show, through a cost-of-service showing that their costs justify higher rates.

        The February 22, 1994 regulations also provide guidelines for determining whether an "a la carte" package should be considered a rate regulated tier, new cost-of-service standards, and the methodology for passing through certain external costs, inflation and channel changes in the future.

Anti-Buy Through

        The Act prohibits cable operators from requiring subscribers to buy any level of service other than basic tier to receive programming offered on a per-channel or per-program basis.

Must-Carry

        Cable operators are required by the Act to carry the signals of qualified local commercial and non-commercial television stations which demand carriage.

Retransmission Consent

        The FCC requires cable operators to negotiate licenses with the local commercial television stations whose programming the operator desires the right to carry but which do not demand carriage.

Other Provisions

        Other regulations under the Act include: (1) cable operators customer service requirements; (2) limitations on indecent and objectionable programming; (3) resolution of complaints relative to unreasonable rates; (4) signal quality; (5) disposition of home wiring;
(6) limitations on ownership of cable systems; and (7) consumer electronics equipment compatibility.

        Various legal proceedings by other cable operators have commenced regarding the constitutionality of several of the Act's provisions.

Impact to Company

        In determining the impact of the initial FCC basic rate benchmark rules on a Company's current system revenues, cable companies were permitted, prior to September 1, 1993, to restructure their rates and channel offerings as long as the overall rate per subscriber was not increased. Management does not believe that the Company's current restructured rates will be significantly affected by the initial rate regulation because its systems are below the original FCC benchmarks and the average rate per subscriber did not increase after restructuring, based on operating results which have occurred subsequent to the September 1, 1993 effective date.

        In November, 1993 the FCC issued letters of inquiry to the Company and other cable operators to investigate the way in which regulated program services were moved to unregulated a la carte offerings and whether these and other changes were in compliance with the Act. The Company believes that it is in full compliance with the original Act. However, in February 1994 the FCC issued new guidelines, which became effective in May, 1994, for consideration of a la carte packages, indicating a more stringent approach. The Company has responded to the letters of inquiry; however, to date, there has been no response from the FCC.

        The Company is continuing to evaluate the effect of FCC regulations on its rates. All existing rates as well as future rate increases for basic cable service must be approved by the local municipality if it has certified to regulate basic cable service rates. To date, approximately
34% of the Company's municipalities have filed to regulate basic cable service rates with 21% of these municipalities currently certified to regulate basic rates. Fifty nine percent of the subscriber base, or eighteen communities, which are certified to regulate basic rates, have challenged the Company's existing regulated rate structure and the Company is involved in ongoing negotiations with these communities. The September financial statements reflect a proposed settlement offer of $119 to these communities which reduces the limited basic rate by 30 cents per month for each subscriber back to the date of initial regulation and freezes basic rates until March 31, 1995. This proposed settlement with the communities is an effort to resolve these regulatory issues and avoid possible extended litigation. In addition, the Company has filed cost-of-service justifications with all the communities which are certified to regulate basic rates. Ultimately, the Company can succeed in preserving its rates if (1) the a la carte channels are deemed to be unregulated, either by the FCC or in court, (2) the cost-of-service justifications are upheld, either by the FCC or in court, or (3) the benchmark rate calculations are defeated in court.

        In the future, cable rates subject to federal regulation may be raised annually to recover inflationary increases, and quarterly to recover increases in certain external costs including programming costs, excluding retransmission consent fees prior to October 6, 1994, as well as subscriber related taxes and franchise fees and other franchise requirements. Rate increases on cable programming tier services may be passed through automatically after giving the FCC thirty days' notice. It is impossible at this time to quantify the financial impact of this new regulatory environment on future operating results until regulators complete their review of the Company's implementation of the Act and regulations thereunder. However, it is likely that lower operating margins will exist due to the financial impact to the Company of other provisions of the Act, including increased operating expenses related to retransmission consent prior to October 6, 1994, and to increased costs associated with customer service and technical standards.

Part II   Other Information

Item 6.    Exhibits and Reports on Form 8-K

Item 6(a).
     Exhibit 27. Financial Data Schedule

Item 6(b). No reports on Form 8-K were filed during the quarter ended September 30, 1994.



SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MERCOM, INC.



                                                /s/ Bruce Godfrey
                                                ----------------------
DATE:  November 14, 1994                            Bruce Godfrey
                                                Executive Vice President and
                                                Chief Financial Officer