Form 10-K405
MERCOM INC
filed 1995-03-31
CIK 850315

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For fiscal year ended December 31, 1994
                      -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File No. 0-17750

                                 MERCOM, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                             38-2728175
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

105 Carnegie Center, P.O. Box 8567, Princeton, NJ               08540-6215
-------------------------------------------------               ----------
   (Address of principle executive offices)                     (Zip Code)

Registrant's telephone number including area code:             609-734-3700

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share
                    ---------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES    X                NO
                                  -------                -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

As of February 28, 1995, 2,393,530 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon the average of the bid and asked prices of these shares on February 28, 1995 of $4 1/8 per share) was approximately $5,566,011.

                   Documents Incorporated by Reference
                   -----------------------------------

The registrant's definitive proxy statement for 1995 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated by reference into Part III of this Form 10-K.

                                    PART I
                                    ------

Item 1.    Business.
-------    ---------

     Mercom, Inc. ("Mercom" or the "Company") is a cable television operator with three cable systems in southern Michigan serving 36,183 subscribers and one cable system in Port St. Lucie, Florida serving 1,141 subscribers (the "Systems"). The Michigan systems are operated through Mercom's wholly-owned subsidiary, Communications and CableVision, Inc. ("CCV"). The Florida system is operated through a wholly-owned subsidiary, Mercom of Florida, Inc. ("Mercom of Florida"). As of December 31, 1994, the Systems had 37,324 subscribers.

     The three Michigan systems provide cable service to Monroe, Allegan County and the Coldwater and Sturgis areas. The Florida System serves St. Lucie West, a planned community in Southeastern Florida, approximately 90 miles north of Palm Beach.

     The following table indicates the development of the Company by summarizing, as of December 31 of each of the last five years, the number of homes passed by cable, the number of homes purchasing basic cable service ("basic subscribers"), the number of basic subscribers as a percentage of homes passed, the number of homes purchasing basic cable service and tier cable service ("tier subscribers"), the number of tier subscribers as a percentage of basic subscribers, the number of premium service units, premium service units as a percentage of basic subscribers ("pay-to-basic ratio"), and the average revenue per subscriber for December of each year.

                                                As of  December 31
                                      1990      1991      1992      1993      1994
                                      ----      ----      ----      ----      ----
Homes Passed (1).............        57,736    58,726    59,988    61,730    63,721
Basic subscribers (2)........        32,319    33,692    34,118    34,714    37,324
Basic subscribers as a
 percentage of homes passed            56.0%     57.3%     56.9%     56.2%     58.6%
Tier subscribers (3).........        32,299    33,122    32,814    32,945    34,789
Tier subscribers as a
 percentage of basic subs....          99.9%     98.3%     96.2%     94.9%     93.2%
Premium service units (4)....        16,593    15,324    12,762    12,816    14,312
Premium service units as a
 percentage of basic subs....          51.3%     45.5%     37.4%     36.9%     38.3%
Average revenue per sub for
 month of December (5).......       $ 27.64   $ 27.60   $ 30.05   $ 29.70   $ 29.36

(1) A home is deemed to be "passed" by cable if it can be connected to the distribution system without any further extension of the distribution plant.

(2) A home with one or more television sets connected to a cable television system is counted as one basic subscriber.

(3) A home with one or more television sets receiving both basic and tier service is counted as one tier subscriber. Tier service is not available in the St. Lucie system.

(4) A basic subscriber may purchase more than one premium service, each of which is counted as a separate premium service unit. Hence, the pay-to-basic ratio can exceed 100%. A premium service unit includes only single channel services offered for a monthly fee.

-------    ---------

(5) Calculated by dividing total cable related revenues for the month of December by the number of basic subscribers at the end of the month.

     During 1994 and 1993, the Company restructured rates and channel offerings to comply with the basic rate regulations and to minimize the impact on revenue of the Cable Television Consumer Protection and Competition Act of 1992 (the "Act").

     The future impact of the Act on the Company and the cable television industry is still unclear. The Company's 1994 operating results were negatively impacted by the Act.

     The Company's performance is dependent to a large extent on its ability to obtain and renew its franchise agreements from local government authorities on acceptable terms. To date, all of the Company's franchises have been renewed or extended, generally at or prior to their stated expirations and on acceptable terms. During 1994, the Company completed negotiations with 10 communities resulting in franchise renewals on terms which are acceptable to the Company. The Company has 76 franchises, 14 of which are in the 3 year Federal Communications Commission (the "FCC") franchise renewal window at December 31, 1994. No one franchise accounts for more than 12% of the Company's total revenue.

     Competition for the Company's services traditionally has come from a variety of providers including broadcast television, video cassette recorders and home satellite dishes. Technological and regulatory changes are expected to increase competition. Direct broadcast satellite (DBS) which allows a consumer to receive cable programming for a fee once they purchase or lease a receiving dish and a set-top terminal may increase competition in the future. Two DBS companies have launched their services in 1994. These services are generally available throughout the country, including areas in which the Company operates. In addition, recent changes in federal regulation allow telephone companies to lease their networks to video programmers under the video dial-tone platform. Also, the current regulatory environment appears to be fostering competition in cable television directly by telephone companies, and in telephone by cable companies. Regulation in a competitive environment is still evolving. The Company continues to monitor the progress of regulations affecting the telecommunications industry and continually reassesses its business plan to address future competition. It is impossible to quantify at this time the negative impact of these technological and regulatory developments on the cable television industry in general or on the Company in particular.

Employees

     As of December 31, 1994, Mercom had 42 full-time employees, none of whom were represented by collective bargaining units. Management believes that the Company's relationship with its employees is satisfactory.

Item 2.    Properties.
-------    -----------

     The principal assets of the Company include head-ends, distribution systems and subscriber connection equipment. Mercom owns six head-ends, each including a tower, antennas, earth stations for the reception of satellite signals, and electronic equipment necessary for the reception, amplification and modulation of signals. In addition to these head-ends, the Company owns ten microwave receive sites, each including a tower, microwave dish and electronic equipment necessary for their reception of microwave signals. The distribution system consists of approximately 1,380 miles of coaxial cable plus related electronic equipment. Subscriber connection equipment consists of house or apartment drop equipment and decoding converters. The physical components of the systems require regular maintenance and periodic upgrading in order to keep pace with technological advances and to comply with regulatory standards.

     Mercom owns two small parcels of real property used as head-end sites, and it owns most of the buildings which contain head-end equipment for the systems. The remainder of Mercom's facilities are leased.


Item 3.    Legal Proceedings.
-------    ------------------

Mercom, Inc./Lahey Litigation
-----------------------------

     CCV, a subsidiary of the Company, is party to a lawsuit commenced in 1988 in the Circuit Court for the County of Ottawa, Michigan, relating to the termination of Kenneth E. Lahey as president of CCV. Mr. Lahey asserted that as a result of the termination he is entitled to an amount equal to the fair market value of 10 percent of the outstanding shares of CCV stock (the "Lahey Interest"). The trial court determined that Mr. Lahey was entitled to an amount equal to the fair market value of the Lahey Interest and ordered, among other things, that an appraisal proceeding be held to determine such fair market value. The Company appealed such order, but the Michigan Court of Appeals upheld the trial court's decision on December 27, 1993. On December 16, 1994, a panel of three appraisers ("Panel") rendered a decision in favor of Mr. Lahey in the amount of $2.949 million. The Company requested the Circuit Court for the City of Ottawa to remand this proceeding back to the panel for further consideration of certain factors which were not included in their decision on December 16, 1994. A hearing was held on January 16, 1995, before the Circuit Court for the City of Ottawa. The Court issued an Opinion on February 14, 1995, denying the Company's motions and sustaining the decision of the Panel in the amount of $2.949 million and awarded pre-judgment interest of approximately $1.2 million. The Company has filed a Motion for Reconsideration with the Court. On March 27, 1995, the Court issued an Order denying the Company's Motion for Reconsideration. The Company will appeal the Court's decision with respect to the $1.2 million pre-judgment interest issue to the fullest extent allowed under law.

          The Company will be materially and adversely affected if the judgment against the Company is enforced. This would significantly and immediately affect the liquidity of the Company and require a restructuring of its current capital structure. However, there are no assurances that such a restructuring can be accomplished. The Company has accrued an amount which represents management's best estimate of the Company's potential liability. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 7 (Commitments and Contingencies) of Notes to Consolidated Financial Statements.


Item 4.    Submission of Matters to a Vote of Security Holders.
-------    ----------------------------------------------------

     No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the Registrant's 1994 fiscal year.

                  Executive Officers Of The Registrant
                  ------------------------------------

     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an un-numbered Item in Part I of this Report in lieu of being included in the definitive proxy statement relating to the Registrant's Annual Meeting of Stockholders to be filed by Registrant with the Securities and Exchange Commission (the "Commission") pursuant to section 14 (A) of the Securities Exchange Act of 1934 (the "1934 Act"). Information with respect to Executive Officers who are also Directors is set forth in the definitive proxy statement relating to Registrant's Annual Meeting of Stockholders, and is hereby specifically incorporated herein by reference thereto.

                         Age as of           Office and Date Held Since:
Name                   March 1, 1995            Other Positions Held
----                   -------------         ---------------------------
Stephen J. Rabbitt          46         Executive Vice President (since August 1994);
                                       Executive Vice President - C-TEC Corporation
                                       ("C-TEC") Cable Television Group (since August
                                       1994); Senior Vice President - Crown Media, Inc.
                                       (November 1992 - August 1994); Fund Vice President -
                                       Jons Intercable, Inc. (January 1989 - November 1992).

Mark Haverkate              40         Executive Vice President of Development (since
                                       February 1995); Vice President of Development
                                       (December 1993 - February 1995); Executive Vice
                                       President of Development - C-TEC (since February
                                       1995); Vice President of Development - C-TEC
                                       (December 1993 - February 1995); Vice President -
                                       C-TEC Cable Television Group (October 1989 -
                                       December 1993); Director of Acquisitions and
                                       Development (July 1988 - October 1989); Corporate
                                       Marketing Manager - Cable Television Group (May
                                       1981 - July 1988).

John D. Filipowicz          36         Corporate Secretary (since December 1994); Vice
                                       President and Assistant General Counsel - C-TEC
                                       (since February 1995); Assistant Corporate Secretary -
                                       C-TEC (since December 1994); Corporate Counsel -
                                       C-TEC (December 1990 - February 1995); Assistant
                                       Counsl - C-TEC (August 1988 - November 1990).

                                    Part II
                                    -------

Item 5.    Market for the Registrant's Common Stock and Related
-------    ----------------------------------------------------
           Stockholders
           ------------

     There were approximately 2,093 holders of the Company's Common Stock on February 28, 1995.

                                1994                       1993
                             Bid Prices                 Bid Prices
                             ----------                 ----------
                          High        Low            High        Low
                           $           $              $           $

     Quarter Ended:
       March 31            4         3-3/4           3-1/2      2-3/4
       June 30             4         3-1/4           3-1/2      2-3/4
       September 30        3 1/2     3               4          2-3/4
       December 31         3-3/4     3               4-1/8      3-1/8

   The Company is traded on the over-the-counter market. The bid and ask prices are quoted by the National Quotation Bureau, Inc. and the OTC Bulletin Board under the symbol "MEEO". The 1994 and 1993 bid prices listed above represent the high and low bid prices reported by the National Quotation Bureau, Inc. Prices listed above represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Trading in the Company's Common Stock, has been limited and sporadic and thus do not constitute an established public trading market. See
Note 9 (Stock Exchange Listing) of Notes to Consolidated Financial Statements.

   The Company currently is prohibited by its Credit Agreement from paying dividends. The Company has not paid dividends in recent years. The Company does not anticipate paying cash dividends on its shares of common stock in the foreseeable future. See Note 6 (Debt) of Notes to Consolidated Financial Statements.

Item 6.   Selected Financial Data.
-------   ------------------------

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

For the Years Ended December  31,             1994      1993      1992      1991      1990
                                              ----      ----      ----      ----      ----
                                             (Thousands of Dollars Except Earnings Per Share)
Sales                                       $12,927    $12,606   $11,986   $11,041   $ 9,667
Loss before cumulative effect of change
 in accounting principle                       (658)      (236)   (1,144)   (7,784)   (2,351)

Loss per average common share before
 cumulative effect of change in
 accounting principle                         (0.27)     (0.10)    (0.48)    (3.25)    (0.94)

Total assets                                $19,823    $22,244   $23,873   $26,657   $30,557

Debt                                        $25,926    $28,184   $29,847   $30,200   $29,281

Item 7.   Management's Discussion and Analysis of Financial Condition
-------   ------------------------------------------------------------
          and Results of Operations
          -------------------------
          (Dollars in Thousands, except per share data)

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

     Liquidity and Capital Resources
     -------------------------------
                                                      1994     1993       1992
                                                      ----     ----       ----
     Investing Activities:
       Additions to property, plant and equipment   $ 1,238   $  863     $  624
       Other                                            (12)      (3)       (18)
                                                    -------   ------     ------

       Total                                        $ 1,226   $  860     $  606
                                                    =======   ======     ======

     Net cash provided by
       operating activities                         $ 2,591   $ 3,136   $ 1,109
                                                    =======   =======   =======

     Net cash provided by operating activities represented 211.3%, 364.7%, and 183.0% of investing activities for capital expenditures for 1994, 1993 and 1992, respectively. However, based on the Company's latest financial projections, cash provided by operations will not be sufficient to fund principal payments of debt due in 1995 as currently structured. The Company's original construction budget for 1995 is approximately $2,149 in 1995 as compared to actual expenditures of $1,238, $863 and $624 in 1994, 1993 and 1992, respectively. The original 1995 construction budget includes capital expenditures originally budgeted in previous years but not expended due to significant uncertainties regarding the adequacy of cash flows. Based on its latest financial projections the Company again anticipates deferring a significant portion of its capital expenditures budgeted for 1995. Continued deferral of capital expenditures will adversely affect future revenues.

     As discussed in Note 6 of Notes to Consolidated Financial Statements, the Company has a Credit Agreement with a bank. In December 1992 and December 1993, the bank agreed to allow the Company to restructure principal payments of $1,008 due in December 1992 and $2,016 due in December 1993 into three installments due in December, March and June of the following respective years. Those principal payments have been paid in full, as restructured. In December 1994, the bank again agreed to allow the Company to restructure a principal payment of $3,024 due in December 1994 into three installments of $1,250 due and paid in December 1994 and $887 and $887 due in March and June 1995, respectively. The remaining scheduled principal payment amounts and due dates were not affected. The existing debt and equity of the Company is not adequate to provide resources for the viable operation of the business. Based on the latest financial projections, the Company will not be able to make the principal payments of long term debt as scheduled for 1995. C-TEC Corporation, which owns 43.63% of the Company's outstanding Common Stock, has loaned $887 to the Company to enable it to make its principal payment of $887 scheduled for March 1995. The loan will bear interest at the same rate charged by the Company's bank and is payable on demand. Management and the Company's bank are working toward a mutually acceptable restructuring of the debt and/or equity of the Company and are reviewing available options, which include the sale of assets, raising equity, potentially through the distribution to stockholders of subscription rights to subscribe for and purchase additional shares of common stock, and the issuance of subordinated debt, among other things. There are no assurances that the Company will be able to successfully restructure its debt and equity.

     The Company does not have liquid assets to repay all of its other outstanding obligations at December 31, 1994. Additionally, the Company had no available lines of credit at December 31, 1994, or other significant sources of liquidity. Additionally, reductions in capital expenditures previously

-------------------------------
(Dollars in Thousands, except per share data)


discussed along with the impact regulation will have on future rate increases and operating expenses will adversely affect future operating income. Further, on December 16, 1994, a panel of three appraisers ("Panel") rendered a decision in favor of Mr. Lahey, a former officer of the Company, in the amount of $2.949 million. The Company requested the Circuit Court for the City of Ottawa to remand this proceeding back to the panel for further consideration of certain factors which were not included in their decision on December 16, 1994. A hearing was held on January 16, 1995 before the Circuit Court for the City of Ottawa. The Court issued an Opinion on February 14, 1995 denying the Company's motions and sustaining the decision of the Panel in the amount of $2.949 million and awarded pre-judgment interest of approximately $1.2 million. The Company has filed a Motion for Reconsideration with the Court. See Note 7 (Commitments and Contingencies) of Notes to Consolidated Financial Statements. On March 27, 1995, the Court issued an Order delaying the Company's Motion for Reconsideration. The Company will appeal the Court's decision with respect to the $1.2 million pre-judgment interest issue to the fullest extent allowed under law. The liquidity of the Company will be materially and adversely affected if the judgment against the Company is enforced.

     The Company must be able to continue to manage its costs and increase its revenues through rate increases, the offering of new products, and the expansion of its territories. However, revenue growth is uncertain because of the elimination of certain capital projects due to cash flow concerns discussed previously and FCC regulations, which took effect September 1, 1993. The Company's basic rates and equipment charges have decreased during 1994 as a result of certain provisions of the Act. In addition, the rate freeze imposed under the Act which began on April 1, 1993 remained in effect until May 15, 1994. Although the rate freeze was lifted on May 15, 1994, the Company was required in the third quarter to file the appropriate forms justifying its existing rates under the revised rules issued by the FCC. In addition, the FCC issued its formal rules and criteria regarding future rate increases in the latter part of 1994. Also, during the fourth quarter of 1994 the Company entered into negotiations and settlements with several Michigan communities in an attempt to resolve regulatory issues and avoid possible extended litigation (See "Regulatory Matters - Impact to Company"). Although operating costs continued to rise during the year, the Company was unable to increase its rates to keep up with these rising costs. See "Regulatory Matters" for a more detailed discussion of rate regulation. Future revenue growth and operating income will continue to be adversely affected by various provisions in the Act. In addition, operating expenses are expected to be negatively impacted by regulation for such items as retransmission consent fees, customer service and technical standards. It is impossible to quantify at this time the negative impact of the Act on the Company.

     If the Company is to exist on a long term basis, it must generate sufficient cash flow from operations to not only service the interest burden resulting from its debt but also to repay the debt under terms acceptable to its bank. Operations must also be the source for the capital expenditures which will be necessary to remain competitive in the markets which the Company now serves and to enter new markets. In short, in spite of regulation and the Company's current capital inadequacy, operations must be the source which not only sustains the Company, but which fuels its growth. Due to these factors there remains substantial doubt about the Company's ability to continue as a going concern. See Note 2 (Going Concern Presentation) of Notes to Consolidated Financial Statements.

     While the Company is in compliance with all covenants of its Credit Agreement at December 31, 1994, and through the date of this filing, the Credit Agreement contains restrictions on the payment of dividends. The Company has not paid dividends in recent years due to the Company's financial condition and does not expect to pay dividends in the foreseeable future.

     As noted earlier, management and the Company's bank are working toward a mutually acceptable restructuring of the debt and/or equity of the Company and are reviewing all available options, which include the sale of assets, raising equity, potentially through the distribution to stockholders of subscription rights to subscribe for and purchase additional shares of Common Stock, and the issuance of subordinated debt, among other things. There are no assurances that the Company will be able to successfully restructure its debt and equity.

Management's Discussion and Analysis of Financial Condition
------------------------------------------------------------
and Results of Operations, continued
--------------------------
(Dollars in Thousands, except per share data)


     Results of Operations
     ---------------------

     1994 Compared with 1993

     The Company's net loss in 1994 increased $422 or $0.17 per average common share. The Company recorded a net loss in 1994 of $658 or $0.27 per average common share compared to a net loss of $236 or $0.10 per average common share in 1993. The increase in the 1994 net loss is primarily attributable to a litigation accrual of $667 for potential liability related to the Lahey lawsuit, which is more fully described in Note 7 (Commitments and Contingencies) of Notes to Consolidated Financial Statements.

     The Company had operating income before depreciation and amortization of $5,052 in 1994 compared to $5,116 in 1993. This represents a reduction of $64 (1.3%) from 1993 to 1994. Management believes that operating income before depreciation and amortization is a useful measure in assessing the degree to which resources are available to meet scheduled payments of debt, including interest; to replace and modernize plant; to offer new services to customers; and to improve the quality of service.

     Sales increased $321 (2.5%) in 1994 from the previous year. This is primarily due to approximately 1,535 additional basic subscribers per month in 1994 compared to the same period in 1993, and increased premium revenue due to subscriber growth resulting from package restructuring in March of 1994. The positive sales variance was partially offset by a decrease in basic revenue of $0.55 (2.1%) per subscriber per month resulting from the Act. See Regulatory Matters section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Programming, franchise and other variable costs increased by $193 (6.6%) from 1993. This increase is directly related to revenue growth, greater subscriber levels, additional basic channels and programming rate increases. Operating, marketing, fixed and other general and administrative costs increased $192 (4.2%) in 1994. The increase is primarily due to salaries and benefits, installation costs from the increase in subscribers and legal expenses associated with FCC related matters.

     Depreciation and amortization decreased $209 (6.5%) in 1994. The decrease was primarily due to the timing of certain plant assets becoming fully depreciated during 1993 and 1994.

     Other expenses, including interest increased $588 (27.8%) in 1994 primarily due to the litigation accrual discussed above.

     Interest expense decreased by $65 (3.0%) in 1994. The reduction in principal is the primary reason for the decrease in interest expense from the prior period. The positive effect on interest expense resulting from the expiration of an interest rate swap agreement was substantially offset by the increase in the prime rate during the year. See Note 6 (Debt) of Notes to Consolidated Financial Statements. The Company's future interest expense is subject to fluctuations in the market rate of interest and therefore there is no assurance that the Company's current level of interest expense is indicative of future trends.

---------------------
(Dollars in Thousands, except per share data)


     The Company does not expect inflation to have a significant impact on its future operations.

     1993 Compared with 1992

     The Company's net loss in 1993 improved $908 or $0.38 per average common share. The Company recorded a net loss in 1993 of $236 or $0.10 per average common share compared to a net loss of $1,144 or $0.48 per average common share in 1992.

     The Company had operating income before depreciation and amortization of $5,116 in 1993 compared to $4,790 in 1992. This represents an improvement of $326 (6.8%) from 1992 to 1993.

     Sales increased $620 (5.2%) in 1993 from the previous year. This is primarily due to an increase of $1.35 (5.5%) in basic revenue per subscriber from 1992 to 1993. The increase in basic revenue per subscriber was primarily due to the effect on the first six months of 1993 of a rate increase instituted in July 1992. An additional 580 basic subscribers per month in 1993 compared to 1992 contributed to the increase in sales.

     Programming, franchise and other variable costs increased by $101 (3.6%) from 1992. This increase is directly related to increasing cost of satellite programming rates and subscriber and revenue growth. Operating, marketing, fixed and other general and administrative costs increased $193 (4.4%) in 1993. The increase in 1993 is primarily due to additional technical cost for plant maintenance, salaries and benefits as well as installation expenses associated with the increase in subscribers.

     Depreciation and amortization decreased $180 (5.3%) in 1993. The decrease was primarily due to the age of certain plant assets which became fully depreciated in the first quarter of 1993.

     Other expenses, including interest decreased $419 (16.5%) in 1993. The 1992 expense includes a $174 credit resulting from resolutions to certain litigation issues.

     Interest expense decreased by $599 (21.9%) in 1993. The principal reasons for the decrease in interest expense were overall declines in interest rates during 1993 and the expiration on September 1, 1992, of one of the interest rate swap agreements on $10,000 of debt. The reduction in principal also contributed to the decrease in interest expense between periods.

Financial Condition
-------------------

     The decrease in cash and temporary cash investments at December 31, 1994, as compared to December 31, 1993, is attributable to the increase in capital expenditures and repayment of bank loans during 1994 as compared to 1993. The Company's scheduled principal payments were $595 higher in 1994 than in 1993.

     The increase in accrued litigation costs is primarily due to an additional accrual for potential liability related to the Lahey lawsuit, as discussed in
Note 7 (Commitments and Contingencies) of Notes to Consolidated Financial Statements.

Management's Discussion and Analysis of Financial Condition
------------------------------------------------------------
and Results of Operations, continued
--------------------------
(Dollars in Thousands, except per share data)


     Regulatory Matters
     ------------------

     The Company, like other operators of cable television systems, is subject to regulation at the federal, state and local levels. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proceedings or proposals. On October 5, 1992, Congress passed the Act which regulated certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and which will increase the administrative costs of complying with such regulations. The most significant provision of the Act requires the FCC to establish rules to ensure that rates for basic services are reasonable for subscribers in areas without effective competition as defined in the Act. Few municipalities served by the Company are subject to effective competition. The FCC has delegated the responsibility of regulation of the basic tier to the applicable franchise authority, provided such authority becomes certified to regulate by the FCC.

     The FCC's initial rules regulating cable television rates were effective September 1, 1993, and the revised rate regulations were effective May 15, 1994. All cable television rates except pay-per-view and premium channels are subject to competitive benchmarks established by the FCC. Under the revised regulations, cable operators' regulated rates generally must be reduced to 83 percent of their September 30, 1992, levels adjusted forward by inflation and permitted external costs. The reduction reflects the 17 percent "competitive differential" between rates of systems that were and systems that were not subject to effective competition on September 30, 1992, based on the results of the FCC's statistical analysis of the data it had collected and evaluated in establishing the initial benchmark rates. Under both the initial and revised scheme of benchmark/price cap regulation, once the cable operator has reached the regulated rate level, its rates remain capped at that level. Future rate adjustments are permitted based on certain external costs incurred by the cable operator, inflation and the cost of adding channels. External costs include programming costs, excluding retransmission consent fees prior to October 6, 1994, as well as subscriber related taxes and franchise fees and other franchise requirements. A system with rates above the benchmarks may utilize a cost-of-service showing to justify its rates and avoid a rate reduction. Equipment charges for basic tier services are also subject to roll back to the level representing the cost of the equipment including a reasonable profit. In cases where equipment has been included as part of a service tier at no additional cost, it must be unbundled and a separate charge will be allowed. The FCC in its revised rate regulation issued additional criteria which addressed whether the manner in which regulated program services were moved to unregulated a la carte services enhanced subscriber choice or were an evasion of the FCC's rate regulation. If the a la carte tier enhanced customer choice and satisfied the criteria established by the FCC, the tier would be considered unregulated.

     Additionally, the FCC issued its going forward rules, effective January 1, 1995. The going forward rules provide an alternative method for adjusting rates to account for channel additions to regulated tiers of service. Operators may continue to pass through the cost of new channels plus a 7.5 percent mark-up. Alternatively, under the new rules, which generally apply only to cable programming service tiers, operators have the option of imposing a $0.20 per channel per month mark-up (limited to $1.20 over the next two years and $1.40 over the next three years) for new channels. In addition, under the new alternative, operators may pass through increases in cable

------------------
(Dollars in Thousands, except per share data)


programming service costs (from May 15, 1994, through December 31, 1996) only in an amount not to exceed $0.30 per subscriber per month. Under the new rules, operators also may add unregulated "new product tiers," composed of new channels and/or channels that duplicate existing channels. Operators must choose to make adjustments based on either the new rules or the old rules for all channel additions after May 14, 1994. The Company has not had any channel additions since May 14, 1994, and is in the process of determining which alternative will be selected for future channel additions.

Impact to Company

     In determining the impact of the FCC basic rate benchmark rules on a company's current system revenues, cable companies were permitted, prior to September 1, 1993 to restructure their rates and channel offerings as long as the overall rate per subscriber was not increased. The Company restructured its rates and channel offerings in 1993 and 1994 to comply with rate regulation and minimize the negative impact on revenues.

     The Company is continuing to evaluate the effect of FCC regulations on its rates. All existing rates as well as future rate increases for basic cable service must be approved by the local municipality if it has certified to regulate basic cable service rates. To date, approximately 34% of the Company's municipalities have filed to regulate basic cable service rates with 21% of these municipalities currently certified to regulate basic rates. The FCC regulates basic cable service rates in noncertified municipalities from which it receives customer complaints.

     With respect to the FCC's initial rules, in November 1993 the FCC issued letters of inquiry to the Company and other cable operators to investigate the way in which regulated program services were moved to unregulated a la carte offerings and whether these and other changes were in compliance with the original Act. The Company continues to believe it is in full compliance with the original Act. The two letters of inquiry were terminated during the fourth quarter of 1994 since these franchises withdrew their complaints and accepted the Company's settlement offer, discussed below. The Company has been challenged on its existing regulated rate structure by additional communities in Michigan which were not a part of the FCC's letters of inquiry and is involved in ongoing negotiations with these communities and has proposed a settlement. The 1994 financial statements include a charge of approximately $150 which represents the Company's best estimate of its subscriber refund liability in Michigan. This amount represents a reduction of the limited basic rate by $0.30 per month for each subscriber from December 31, 1994 back to the date of initial regulation. This proposed settlement with Michigan communities is an effort to resolve the regulatory issues and avoid possible extended litigation. Communities representing approximately 69% of the Company's Michigan subscriber base have accepted the proposed settlement offer which precludes challanges for various periods extending beyond 1995. The Company has either settled challenges or accrued for anticipated exposures related to initial rate regulation which was effective September 1993. The FCC issued new rate regulation guidelines which were effective May 1994.

     The Company believes that it is in compliance with the amended rate regulation provisions; however, there is no assurance that there will not be challenges to its restructured rates.

     The Company in 1994 also reduced rates charged for converters and remotes due to the provision in the FCC rate regulations which requires cable operators to charge for equipment at cost plus a reasonable profit.

------------------
(Dollars in Thousands, except per share data)


     The Company anticipates that certain provisions of the Act that do not relate to rate regulation - such as the provisions relating to retransmission consent and customer service standards -- will reduce the operating margins of the Company.

     No assurance can be given at this time that the above matters will not have a material adverse effect on the Company's business and results of operations in the future. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the cable industry in general or the Company in particular.

Item 8.    Financial Statements and Supplementary Data.
-------    --------------------------------------------

       The consolidated financial statements and supplementary data required under Item 8 of Part II are set forth in Part IV Item 14 (a)(1) and (a)(2) of this Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting
-------   -----------------------------------------------------------
              and Financial Disclosure
              ------------------------

     During the two years preceding December 31, 1994, there has been neither a change of accountants of the Registrant nor any disagreements on any matter of accounting principles, practices or financial statement disclosure.


                                PART III
                                --------

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

     The information required under Item 10 of Part III with respect to the Directors of Registrant is set forth in the definitive proxy statement relating to Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14 (A) of the 1934 Act and is hereby specifically incorporated herein by reference thereto. The proxy statement will be filed within 120 days.

     The information required under Item 10 of Part III with respect to the executive officers of the Registrant is set forth in Part I of this report.

Item 11.  Executive Compensation
--------  ----------------------

     The information required under Item 11 of Part III with respect to Executive Compensation is set forth in the definitive proxy statement relating to Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14 (A) of the 1934 Act and is hereby specifically incorporated by reference thereto. The proxy statement will be filed within 120 days.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     The information required under Item 12 of Part III is included in the definitive proxy statement relating to Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to
Section 14 (A) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto. The proxy statement will be filed within 120 days.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     The information required under Item 13 of Part III is included in the definitive proxy statement relating to Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to
Section 14 (A) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto. The proxy statement will be filed within 120 days.

                                 PART IV
                                 -------



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

       Description                                                    Page
       -----------                                                    ----
(a)(1) Financial Statements:
       ---------------------

       Consolidated Statements of Operations for the Years Ended
         December 31, 1994, 1993 and 1992                              F-1
       Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1994, 1993 and 1992                              F-2
       Consolidated Balance Sheets -
         December 31, 1994 and 1993                                    F-3
       Consolidated Statements of
         Shareholders' Capital Deficiency for the Years Ended
         December 31, 1994, 1993 and 1992                              F-4
       Notes to Consolidated Financial Statements                      F-5
       Report of Independent Accountants                               F-14


(a)(2) Financial Statement Schedules:
       ------------------------------
       Valuation and Qualifying Accounts and Reserves
         for the Years Ended December 31, 1994, 1993
         and 1992 (Schedule II)                                        F-15


All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or are not applicable or required.


(a)(3) Exhibits
       --------


       Exhibits marked with an asterisk are filed herewith and are listed in the index to exhibits on page 20 of this Form 10-K. The remainder of the exhibits have been filed with the Commission and are incorporated herein by reference.

Exhibit No.
-----------


  2.1 Agreement and Plan of Merger dated as of December 30, 1988, between UtiliCorp United, Inc. and Michigan Energy Resources Company, and Amendment No. 1 dated as of March 8, 1989. (Incorporated by reference to the Form 10 of the Registrant dated May 11, 1989, File No. 0-17750.)

  2.2 Agreement and Plan of Merger dated June 1, 1992, between Mercom, Inc., a Michigan corporation, and Mercom, Inc., a Delaware corporation. (Incorporated by reference to the Form 8-K of the Registrant dated June 29, 1992, File No. 0-17750.)

  3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Registrant dated June 30, 1992, File
          No. 0-17750.)

  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K,
  --------   ----------------------------------------------------------------
                                   continued

   *3.2   By Laws of Registrant, as amended through June 1, 1992.


   10.1 Credit Agreement dated as of November 26, 1989, by and between Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 10.1 of the Form 10-K of the Registrant dated March 30, 1990, File No. 0-17750.)


   10.2 Amendment dated as of April 5, 1990, to Credit Agreement dated as of November 26, 1989 by and between Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 10.2 of the Form 10-K of the Registrant dated March 30, 1991, File No. 0-17750.)


   10.3 Amendment dated as of April 5, 1990, to Credit Agreement dated as of November 26, 1989 by and between Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 10.3 of the Form 10-K of the Registrant dated March 30, 1991, File No. 0-17750.)


   10.4 Amendment dated as of December 22, 1992, to Credit Agreement dated as of November 26, 1989 by and between Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 10.4 of the Form 10-K of the Registrant for the year ended December 31, 1992, File No. 0-17750.)


   10.5 Employment Agreement and Shareholder Agreement both dated December 17, 1984 with Kenneth E. Lahey. (Incorporated by reference to Exhibit 10.2 of Form 10 of the Registrant dated May 11, 1989, File No. 0-17750.)


   10.6 Assignment and Agreement dated January 1, 1988, by and between Registrant and Mercom of Florida, Inc. (Incorporated by reference to Exhibit 10.5 of the Form 10 of the Registrant dated May 11, 1989, File No. 0-17750.)


   10.7 Form of Indemnification Agreement between Registrant and UtiliCorp United, Inc. (Incorporated by reference to Exhibit 10.6 of the Form 10 of the Registrant dated May 11, 1989, File No. 0-17750.)


   10.8 Asset Purchase Agreement dated August 14, 1989, between Registrant and C4 Media Cable Investors Limited Partnership and Communications and CableVision, Inc. (Incorporated by reference to the Form 10-Q of the Registrant for the quarter ended September 30, 1989, File
          No. 0-17750.)

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K,
---------------------------------------------------------------------------
                                   continued


   10.9 Management Agreement dated January 1, 1992, by and between Registrant and C-TEC Cable Systems, Inc. (Incorporated by reference to Exhibit
           10.9 of the Form 10-K of the Registrant for the year ended December 31, 1992, File No. 0-17750.)


   10.10 Amendment dated as of December 15, 1993, to Credit Agreement dated as of November 26, 1989 by and between Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit
           10.10 of the Form 10-K of the Registrant for the year ended December 31, 1993, File No. 0-17750)


  *10.11 Amendment dated as of December 23, 1994, to Credit Agreement dated as of November 26, 1989 by and between Registrant and Morgan Guaranty Trust Company of New York.


  *22.     Subsidiaries of Registrant.


Item 14.(b)Report on Form 8-K:
           -------------------


  (b)      Reports on Form 8-K filed in the fourth quarter of 1994.


           No report on Form 8-K has been filed by the Registrant during the last quarter of the period covered by this report on Form 10-K.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MERCOM, INC.



Date:  March 30, 1995             By /s/ David C. McCourt
                                    ----------------------------------
                                    David C. McCourt, Chairman
                                    Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                    Title                        Date
      ---------                    -----                        ----

/s/ David C. McCourt
---------------------            Chairman                       March 30, 1995
David C. McCourt                 Chief Executive Officer

/s/ Michael J. Mahoney
---------------------            President                      March 30, 1995
Michael J. Mahoney               Chief Operating Officer

/s/ Bruce C. Godfrey             Executive Vice President and
---------------------            Chief Financial Officer        March 30, 1995
Bruce C. Godfrey                 (Principal Financial Officer)

DIRECTORS:

        /s/ David C. McCourt
----------------------------------------             March 30, 1995
            David C. McCourt

        /s/ Michael J. Mahoney
----------------------------------------             March 30, 1995
            Michael J. Mahoney

        /s/ Bruce C. Godfrey
----------------------------------------             March 30, 1995
            Bruce C. Godfrey

        /s/ Clifford L. Jones
----------------------------------------             March 30, 1995
            Clifford L. Jones

        /s/ Harold J. Rose, Jr.
----------------------------------------             March 30, 1995
            Harold J. Rose, Jr.

        /s/ George C. Stephenson
----------------------------------------             March 30, 1995
            George C. Stephenson

        /s/ Raymond B. Ostroski
----------------------------------------             March 30, 1995
            Raymond B. Ostroski

                                   Form 10-K
                               Index to Exhibits
                               -----------------


Certain exhibits to this report on Form 10-K have been incorporated by reference. For a list of these and all exhibits, see Item 14 (a)(3) hereof.


The following exhibits are being filed herewith.



Exhibit No.
-----------


 3.2     By-laws of Registrant, as amended through June 1, 1992.


10.11 Amendment dated as of December 23, 1994 to Credit Agreement dated as of November 26, 1989, by and between Registrant and Morgan Guaranty Trust Company of New York.


22.      Subsidiaries of Registrant.


24.      Directors' Powers of Attorney.

MERCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Dollars in Thousands, Except Per Share Data)
---------------------------------------------

                                                                          1994        1993        1992
                                                                        --------    --------    --------
SALES                                                                    $12,927     $12,606     $11,986
                                                                        --------    --------    --------
OPERATING EXPENSES:
   Programming, franchise and other variable costs                         3,104       2,911       2,810
   Operating, marketing and other fixed system costs                       3,226       3,120       3,042
   Other general and administrative expenses                               1,545       1,459       1,344
   Depreciation and amortization                                           3,010       3,219       3,399
                                                                        --------    --------    --------
                 Total operating expenses                                 10,885      10,709      10,595
                                                                        --------    --------    --------
                 Operating income                                          2,042       1,897       1,391
                                                                        --------    --------    --------
OTHER (INCOME) EXPENSES:
   Special shareholder meeting costs                                           -           -         (24)
   Litigation costs                                                          643           -        (174)
   Interest income                                                           (30)        (26)        (14)
   Interest expense                                                        2,067       2,132       2,731
   Loss from asset disposal                                                   24          10          16
                                                                        --------    --------    --------
                 Total other expenses, net                                 2,704       2,116       2,535
                                                                        --------    --------    --------
                 Loss before income taxes                                   (662)       (219)     (1,144)
                                                                        --------    --------    --------
INCOME TAX EXPENSE (BENEFITS)                                                 (4)         17           -
                                                                        --------    --------    --------
                 Net loss                                                  ($658)      ($236)    ($1,144)
                                                                        ========    ========    ========
LOSS PER AVERAGE COMMON SHARE:

                 Net loss                                                 ($0.27)     ($0.10)     ($0.48)
                                                                         ========    ========    ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands)                  2,393       2,393       2,393
                                                                         ========    ========    ========

See accompanying notes to consolidated financial statements.

MERCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

(Dollars in Thousands)                                                1994       1993        1992
                                                                     ------     ------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                           ($658)      ($236)     ($1,144)
  Depreciation                                                       2,697       2,885        3,065
  Amortization                                                         313         334          334
  Loss from asset disposal                                              24          10           16
  Net change in certain assets and liabilities:
    Accounts receivable, trade and other, net                         (297)       (117)          89
    Notes and accounts payable, trade and related parties              (93)        343         (790)
    Other assets and liabilities                                       605         (83)        (461)
                                                                    ------      ------      -------
      Net cash provided by operating activities                      2,591       3,136        1,109
                                                                    ------      ------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expansion, improvements and other                                 (1,238)       (863)        (624)
  Proceeds from asset disposal                                          12           3           18
                                                                    ------      ------      -------

    Net cash used in investing activities                           (1,226)       (860)        (606)
                                                                    ------      ------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of bank loans                                           (2,258)     (1,663)        (353)
                                                                    ------      ------      -------

NET INCREASE (DECREASE) IN CASH & TEMPORARY CASH INVESTMENTS          (893)        613          150

CASH & TEMPORARY CASH INVESTMENTS, JANUARY 1                           989         376          226
                                                                    ------      ------      -------

CASH & TEMPORARY CASH INVESTMENTS, DECEMBER 31                         $96        $989         $376
                                                                    ======      ======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                          $2,097      $2,156       $2,795
  Taxes                                                                $14         $13           -



See accompanying notes to consolidated financial statements.

MERCOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1994 AND 1993
(Dollars in Thousands)
----------------------


ASSETS                                                                                    1994         1993
                                                                                        --------     --------
CASH & TEMPORARY CASH INVESTMENTS                                                            $96         $989

ACCOUNTS RECEIVABLE:
  Trade, net of reserve for doubtful
    accounts of $23 in 1994 and $29 in 1993                                                  264          148
  Other                                                                                      187            6

PREPAID EXPENSES AND OTHER                                                                   150          167

PROPERTY, PLANT EQUIPMENT:
  Cable television distribution plant                                                     36,555       35,718
  Buildings and land                                                                         525          525
  Furniture, fixtures and vehicles                                                         1,503        1,251
                                                                                        --------     --------
               Total property, plant and equipment                                        38,583       37,494
  Accumulated depreciation                                                                22,132       19,548
                                                                                        --------     --------
               Net property, plant and equipment                                          16,451       17,946
                                                                                        --------     --------
INTANGIBLE ASSETS, NET                                                                     2,675        2,988
                                                                                        --------     --------
TOTAL ASSETS                                                                             $19,823      $22,244
                                                                                        ========     ========
LIABILITIES AND SHAREHOLDERS'
   CAPITAL DEFICIENCY

LIABILITIES:
   Accounts payable, trade                                                                  $298         $373
   Accounts payable, related parties                                                         534          552
   Other liabilities                                                                       1,861        1,673
   Accrued litigation costs                                                                4,400        4,000
   Debt                                                                                   25,926       28,184
                                                                                        --------     --------
               Total liabilities                                                          33,019       34,782
                                                                                        --------     --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' CAPITAL DEFICIENCY:
   Preferred stock, $100 par value, 150,000 shares authorized, none issued and outstanding at December 31, 1994 and 1993
   Common stock, $1 par value, 5,000,000 shares authorized,
     2,393,530, issued and outstanding at December 31, 1994 and 1993                       2,393        2,393
   Additional paid-in capital                                                              5,512        5,512
   Accumulated deficit                                                                   (21,101)     (20,443)
                                                                                        --------     --------
               Total shareholders' capital deficiency                                    (13,196)     (12,538)
                                                                                        --------     --------
TOTAL LIABILITIES & SHAREHOLDERS' CAPITAL DEFICIENCY                                     $19,823      $22,244
                                                                                        ========     ========

See accompanying notes to consolidated financial statements.

MERCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' CAPITAL DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Dollars in Thousands)


                                                                                                           Total
                                                               Additional                               Shareholders'
                                            Common              Paid-in             Accumulated           Capital
                                            Stock               Capital               Deficit            Deficiency
                                        ---------------      --------------       --------------       ---------------
BALANCE AT JANUARY 1, 1992                       $2,393              $5,512             ($19,063)             ($11,158)
   Net loss                                           -                   -               (1,144)               (1,144)
                                        ---------------      --------------       --------------       ---------------
BALANCE AT DECEMBER 31, 1992                      2,393               5,512              (20,207)              (12,302)
   Net loss                                           -                   -                 (236)                 (236)
                                        ---------------      --------------       --------------       ---------------
BALANCE AT DECEMBER 31, 1993                      2,393               5,512              (20,443)              (12,538)
   Net loss                                           -                   -                 (658)                 (658)
                                        ---------------      --------------       --------------       ----------------
BALANCE AT DECEMBER 31, 1994                     $2,393              $5,512             ($21,101)             ($13,196)
                                        ===============      ==============       ==============       ================



See accompanying notes to consolidated financial statements.

MERCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
--------------------------------------------
(Dollars in Thousands)


1.   ORGANIZATION

     Mercom, Inc. (the "Company"), is a cable television operator with three cable systems in southern Michigan and one cable system in Port St. Lucie, Florida. The Michigan systems are operated through Mercom's wholly-owned subsidiary, Communications and Cablevision, Inc. ("CCV"). The Florida system is operated through a wholly-owned subsidiary, Mercom of Florida, Inc. ("Mercom of Florida").

     CCV, through its wholly-owned subsidiaries, operates cable television systems serving approximately 36,200 subscribers in Monroe County, Allegan County, Coldwater and Sturgis areas of Michigan. CCV and its subsidiaries have 75 franchise agreements with expiration dates between 1995 and 2015. Mercom of Florida operates a television system serving approximately 1,100 subscribers in St. Lucie West, a planned community in Southeastern Florida.


2.   GOING CONCERN PRESENTATION

     The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, substantial doubt exists about the Company's ability to continue as a going concern unless the debt and equity of the Company are restructured.

     At December 31, 1994, the Company was in compliance with all covenants associated with its Credit Agreement. However, the existing equity and debt structure of the Company is not adequate to provide resources for the viable operation of the business. Additionally, the provision in the Credit Agreement which provides for additional borrowings expired on December 31, 1991 (Note 6). The Company has no other available credit at December 31, 1994.

     In December 1992 and December 1993, the bank agreed to allow the Company to restructure principal payments of $1,008 due in December 1992 and $2,016 due in December 1993 into three installments due in December, March and June of the following respective years. The principal payments have been paid in full, as restructured. In December 1994, the bank again agreed to allow the Company to restructure a principal payment of $3,024 due in December 1994 into three installments of $1,250 due and paid in December 1994 and $887 and $887 due in March and June 1995, respectively. The existing debt and equity of the Company is not adequate to provide resources for the viable operation of the business. Based on its latest financial projections, the Company will not be able to make the principal payments of long term debt as scheduled for 1995. C-TEC Corporation, which owns 43.63% of the Company's outstanding Common Stock, has loaned $887 to the Company to enable it to make its principal payment of $887 scheduled for March 1995. The loan will bear interest at the same rate charged by the Company's bank and is payable on demand. Management and the Company's bank are working toward a mutually acceptable restructuring of the debt and/or equity of the Company and are reviewing available options, which include the sale of assets, raising equity, potentially through the distribution to stockholders of subscription rights to subscribe for and purchase additional shares of common stock, and the issuance of subordinated debt, among other things. However, there is no assurance that such alternatives will be successful. Further, on December 16, 1994, a panel of three appraisers ("Panel") rendered a decision in favor of Mr. Lahey, a former officer of the Company, in the amount of $2.949 million. The Company requested the

(Dollars in Thousands)


     Circuit Court for the City of Ottawa to remand this proceeding back to the panel for further consideration of certain factors which were not included in their decision on December 16, 1994. A hearing was held on January 16, 1995 before the Circuit Court for the City of Ottawa. The Court issued an Opinion on February 14, 1995 denying the Company's motions and sustaining the decision of the Panel in the amount of $2.949 million and awarded pre-judgment interest of approximately $1.2 million. The Company has filed a Motion for Reconsideration with the Court (Note 7). On March 27, 1995, the Court issued an Order denying the Company's Motion for Reconsideration. The Company will appeal the Court's decision with respect to the $1.2 million pre-judgment interest issue to the fullest extent allowed under law.

     The liquidity of the Company will be materially and adversely affected if the judgment against the Company is enforced and a suitable restructuring of the Company's debt and equity structure is not accomplished.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The principal accounting policies of the Company and its subsidiaries are summarized below:

     Principles of Consolidation - The consolidated financial statements include
     ---------------------------
     the accounts of the Company and its wholly-owned subsidiaries, CCV and Mercom of Florida. All significant intercompany accounts and transactions have been eliminated.

     Subscriber Revenue - Revenues from basic and premium programming services
     ------------------
     are recorded in the month the service is provided.

     Interest Rate Swap Agreements - The difference to be paid or received on
     -----------------------------
     such agreements is accrued as interest rates change and is recognized over the respective payment periods during the lives of the agreements.

     Advertising Expense - The Company expenses advertising costs as incurred.
     -------------------
     Advertising expense charged to operations was $102, $85 and $99 in 1994, 1993 and 1992, respectively.

     Loss Per Share - Loss per share amounts are based on the weighted average
     --------------
     number of common shares outstanding.

     Cash and Cash Equivalents - For the purposes of the Statement of Cash
     -------------------------
     Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be temporary cash investments.

     Property, Plant and Equipment and Depreciation - Property, plant and
     ----------------------------------------------
     equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful life of the property, plant and equipment is 12 years except for vehicles, which have an estimated useful life of 5 years. Maintenance and repair costs are charged to expense as incurred. Major replacements and betterments are capitalized. Gain or loss is recognized on retirements and dispositions.

(Dollars in Thousands)


     Intangible Assets - The purchase price in excess of the fair market value
     -----------------
     of net assets of cable television systems acquired and franchise rights and costs are being amortized on a straight line basis over the expected period of benefit ranging from 11 years to 15 years. Management periodically performs an undiscounted review of all relevant factors to assess the recoverability of the carrying amount of intangible assets.

     Income Taxes - Effective January 1, 1993, the Company adopted Statement of
     ------------
     Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Prior years financial statements have not been restated to apply the provision of SFAS 109. The asset and liability approach of SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. SFAS 109 permits current recognition of deferred tax assets including net operating loss carryforwards. The tax benefits recognized must be reduced by a valuation allowance when it is more likely than not the asset will not be realized. Previously, the Company used Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" ("SFAS 96") asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts.

     Reporting Format - Certain reclassifications have been made to the 1993
     ----------------
     and 1992 financial statements to conform with the 1994 reporting format.


4.  INTANGIBLE ASSETS:

    Intangible assets consist of the following at December 31:

                                                1994     1993
                                                ----     ----
             Goodwill                          $1,717   $1,717
             Franchise rights and costs         1,949    1,949
             Other                              1,077    1,077
                                               ------   ------
              Total                             4,743    4,743
             Less accumulated amortization      2,068    1,755
                                               ------   ------
              Total                            $2,675   $2,988
                                               ======   ======

     Amortization expense charged to operations in 1994, 1993 and 1992 was $313, $334 and $334, respectively.

(Dollars in Thousands)


5.   INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Prior years financial statements have not been restated to apply the provision of SFAS 109. There was no cumulative effect on prior year earnings as a result of the adoption of SFAS 109.

     The income tax provision (benefit) consists of the following:

                                                 1994    1993   1992
                                                 ----    ----   ----
Current-
  Federal                                        $  (4)  $  17  $  -
  State                                             -       -      -
                                                 ------  -----  -----
Total provision (benefit) for income taxes       $  (4)  $  17  $  -
                                                 ======  =====  =====

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, are as follows:

                                                       1994          1993
                                                       ----          ----
     Net operating loss carryforwards                $ 3,329       $ 3,445
     Alternative minimum tax credits                      13            17
     Reserves                                          1,515         1,360
     Other, net                                          311           320
                                                     -------       -------
       Total deferred assets                           5,168         5,142
                                                     -------       -------

     Property, plant and equipment                    (2,971)       (3,148)
     Intangible assets                                  (161)         (145)
                                                     -------       -------
       Total deferred liabilities                     (3,132)       (3,293)
                                                     -------       -------

         Subtotal                                      2,036         1,849
     Valuation allowance                              (2,036)       (1,849)
                                                     -------       -------

     Total deferred taxes                            $    -        $    -
                                                     =======       =======

     A valuation allowance has been provided for the portion of the deferred tax assets which, in the opinion of management is not likely to be utilized. The net change in the valuation allowance was an increase of $187 in 1994.

(Dollars in Thousands)


    The provision (benefit) for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 34%. The differences are as follows:

                                              1994         1993         1992
                                              ----         ----         ----
     Loss before provision
      (benefit) for income taxes            $ (662)      $ (219)      $(1,144)
                                            ======       ======       =======
     Federal tax (benefit)                  $ (225)      $  (74)      $  (389)
     Reduction due to:

     State income taxes, net of
      federal benefit                           (5)         -              -
     Goodwill                                   37          36             40
     Increase in valuation allowance           187          58             -
     Other, net                                  2          (3)            -
     Net operating loss carryforward
      not recognized                            -           -             349
                                            ------       ------       -------
     Provision (benefit) for income taxes   $   (4)      $   17       $    -
                                            ======       ======       =======

     The Company has the following federal net operating loss carryforwards available:

                                Tax Net
                               Operating             Expiration
              Year              Losses                  Date
              ----             ---------             ----------
              1989               $1,079                 2004
              1990               $3,575                 2005
              1991               $3,220                 2006
              1992               $1,628                 2007

6.   DEBT

     Debt consists of the following:

                                                December, 31
                                                ------------
                                              1994        1993
                                              ----        ----

     Credit Agreement                        $20,926     $23,184
     Demand note                             $ 5,000     $ 5,000
                                             -------     -------

     Total                                   $25,926     $28,184
                                             =======     =======

(Dollars in Thousands)


     The Company entered into a $25,000 Credit Agreement with a bank in November 1989. The Agreement was amended in April 1990 to provide borrowings up to $27,000. The Agreement was further amended in December 1992, December 1993 and December 1994 to restructure the mandatory repayments due at December 31, 1992, December 31, 1993, and December 31, 1994, respectively. The Company had borrowings outstanding under the Credit Agreement of $20,926 as of December 31, 1994, at a weighted average effective interest rate of 6.65%. Interest is paid based on prime, Libor or CD rates, depending on the type of loan and terms of the Agreement.

     The Credit Agreement is collateralized by a pledge of the stock of the Company's subsidiaries. The Credit Agreement contained a revolving credit period which expired on December 31, 1991.

     Maturities of the Credit Agreement are as follows:

                                                   Aggregate
                    Year                            Amounts
                    ----                           ---------
                    1995                              5,806
                    1996                              5,040
                    1997                              5,040
                    1998                              5,040

     As stated above the Credit Agreement was amended in December 1993 to restructure the mandatory repayment of $2,016 due at December 31, 1993 into three installments due in December 1993, March and June 1994. Those principal payments have been paid in full, as restructured. The Credit Agreement was further amended as stated above in December 1994 to restructure the mandatory repayment of $3,024 due at December 31, 1994, with $1,250 due and paid on December 31, 1994 and $887 due on both March 31 and June 30, 1995. As discussed in Note 2, the existing debt and equity of the Company is not adequate to provide resources for the viable operation of the business. Based on its latest financial projections, the Company will not be able to make the principal payments of long term debt as scheduled for 1995. C-TEC Corporation, which owns 43.63% of the Company's outstanding Common Stock, has loaned $887 to the Company to enable it to make its principal payment of $887 scheduled for March 1995. The loan will bear interest at the same rate charged by the Company's bank and is payable on demand. Management and the Company's bank are working toward a mutually acceptable restructuring of the debt and/or equity of the Company. However, there is no assurance that it will be successful.

     The Credit Agreement contains restrictive covenants, including the maintenance of a specified debt to cash flow ratio and an interest coverage ratio. At December 31, 1994 the Company was in compliance with all covenants associated with its Credit Agreement. The Agreement contains restrictions on the payment of dividends.

     The Company had two interest rate swap agreements with the following terms:

                        Company            Company
         Principal       Pays              Receives         Expiration
          $10,000        9.29%         6 month USD-LIBOR    September 1992
          $10,000        9.36%         6 month USD-LIBOR    September 1994

(Dollars in Thousands)


     In April 1990, the Company obtained a credit facility commitment from a bank providing for borrowings up to $5,000. The outstanding balance is due upon demand. Interest is paid monthly at the base rate (higher of prime or federal funds rate plus 1/2%) plus 1-3/4%. As of December 31, 1994, the weighted average effective interest rate was 10.25%. The agreement is also collateralized by a pledge of the stock of the Company's subsidiaries.

     The weighted average effective interest rates for all debt at December 31, 1994, and 1993, including the effects of the interest rate swap agreement, were 7.34% and 7.05%, respectively.


7.   COMMITMENTS AND CONTINGENCIES

a. Total rental expense, primarily office space and pole rental, was $250, $235 and $273 for 1994, 1993 and 1992, respectively. At December 31, 1994, rental commitments under noncancelable leases, excluding annual pole rental commitments of approximately $153 that are expected to continue indefinitely, are as follows:

             1995                                       99
             1996                                       83
             1997                                       68
             1998                                       65
             1999                                       61
             Thereafter                                297

b. CCV, a subsidiary of the Company, is party to a lawsuit commenced in 1988 in the Circuit Court for the County of Ottawa, Michigan, relating to the termination of Kenneth E. Lahey as president of CCV. Mr. Lahey asserted that as a result of the termination he is entitled to an amount equal to the fair market value of 10 percent of the outstanding shares of CCV stock (the "Lahey Interest"). The trial court determined that Mr. Lahey was entitled to an amount equal to the fair market value of the Lahey Interest and ordered, among other things, that an appraisal proceeding be held to determine such fair market value. The Company appealed such order, but the Michigan Court of Appeals upheld the trial court's decision on December 27, 1993. On December 16, 1994, a panel of three appraisers ("Panel") rendered a decision in favor of Mr. Lahey in the amount of $2.949 million. The Company requested the Circuit Court for the City of Ottawa to remand this proceeding back to the panel for further consideration of certain factors which were not included in their decision on December 16, 1994. A hearing was held on January 16, 1995, before the Circuit Court for the City of Ottawa. The Court issued an Opinion on February 14, 1995, denying the Company's motions and sustaining the decision of the Panel in the amount of $2.949 million and awarded pre-judgment interest in the amount of approximately $1.2 million. The Company filed a Motion for Reconsideration with the Court. On March 27, 1995, the Court issued an Order denying the Company Motion for Reconsideration. The Company will appeal the Court's decision with respect to the $1.2 million pre-judgment interest issue to the fullest extent allowed under the law.

     The Company will be materially and adversely affected if the judgment against the Company is enforced. This would significantly and immediately affect the liquidity of the Company and require a restructuring of its current capital structure. However, there are no assurances that such a restructuring can be accomplished. The Company has accrued an amount which represents management's best estimate of the Company's potential liability.

(Dollars in Thousands)


c. The Company is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended. The Company has either settled challenges or accrued for anticipated exposures related to initial rate regulation which was effective September 1993. The 1994 statement of operations includes charges aggregating approximately $150 relating to cable rate regulation liabilities. The FCC issued new rate regulation guidelines which were effective May 1994. The Company believes that it is in compliance with the amended rate regulation provisions; however, there is no assurance that there will not be challenges to its restructured rates.


8.   RELATED PARTY TRANSACTIONS

     The Company entered into a management agreement in 1992 with C-TEC Corporation ("C-TEC"), a stockholder of the Company, pursuant to which C-TEC will manage the Company's cable television systems' operations. The Company was charged $1,104, $1,108, and $969 for this management service in 1994, 1993 and 1992, respectively, based on the agreement approved by the Board of Directors. C-TEC and its subsidiaries also supplied other services not covered by the management agreement for approximately $54, $61, and $120 in 1994, 1993 and 1992, respectively. The Company paid interest in 1992 of $48 to C-TEC in connection with a note payable between the Company and C-TEC for legal and proxy solicitation services incurred by C-TEC relating to the 1991 special shareholders meeting. These costs incurred by C-TEC were an obligation of the Company, as approved by the Audit/Affiliated Transactions Review Committee of the Board of Directors and also the Board of Directors, and, accordingly, were recorded as a note payable at December 31, 1991. The note was repaid in 1992. In 1994 and 1993, the company incurred interest of $24 and $9 respectively, on outstanding management fee obligations owed to C-TEC.

     In addition, the Company sold approximately $3, $16 and $6 of inventory to a C-TEC subsidiary in 1994, 1993 and 1992, respectively.

     The Company had amounts due to C-TEC and C-TEC subsidiaries of $534 and $552 at December 31, 1994 and 1993, respectively.


9.   STOCK EXCHANGE LISTING

     The Company's Common Stock was quoted through the National Association of Securities Dealers Automated Quotations System ("NASDAQ") from May 1989 through February 1992. The Company's Common Stock has been delisted from NASDAQ since February 1992 because the Company does not meet NASDAQ's minimum capital and surplus requirements.


10.  OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

     The Company places its cash and temporary cash investments with high credit quality financial institutions. The Company does, however, maintain unsecured cash and temporary cash investment balances in excess of federally insured limits.

     Concentrations of credit risk with respect to receivables are limited due to a large customer base primarily throughout Michigan.

(Dollars in Thousands)


11.  SUBSEQUENT EVENT

     The Company adopted on January 1, 1995, a 401(k) savings plan covering substantially all employees. Contributions made by the Company to the 401(k) plan will be based on a specified percentage of employee contributions.

                [LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Mercom, Inc.

We have audited the consolidated financial statements and the financial statement schedule of Mercom, Inc. and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mercom, Inc. and Subsidiaries as of December 31, 1994, and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying 1994 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a shareholders' capital deficiency. The existing debt and equity of the Company is not adequate to provide resources for the viable operation of the business. Based on its latest financial projection, the Company will not be able to make the principal payments of long-term debt as scheduled for 1995. In addition, an adverse judgment was received in the Company's appeal of the settlement awarded to a former officer that could significantly affect the liquidity of the Company which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

                                                    /s/ Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 10, 1995


                                                   MERCOM, INC. AND SUBSIDIARIES                                   Schedule II
                                          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                       FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                      (Dollars in Thousands)

COLUMN A                                  COLUMN B                 COLUMN C                  COLUMN D               COLUMN E
--------                                  --------                 --------                  --------               --------
                                                                   ADDITIONS
                                                                   ---------
                                         BALANCE AT          CHARGED       CHARGED                                 BALANCE AT
                                         BEGINNING OF        TO COSTS      TO OTHER                                  END OF
DESCRIPTION                                PERIOD           AND EXPENSE    ACCOUNTS         DEDUCTIONS               PERIOD
-----------                                ------           -----------    --------         ----------               ------
ALLOWANCE FOR DEFERRED TAX ASSETS -
  DEDUCTED FROM DEFERRED TAX ASSETS
  IN THE CONSOLIDATED BALANCE SHEETS.
          1994                            $1,849                $187          $0                 $0                  $2,036
          1993                            $1,791                 $58          $0                 $0                  $1,849
          1992                                $0                  $0          $0                 $0                      $0


RESERVE FOR DOUBTFUL ACCOUNTS
          1994                               $29                 $64          $0                $70                     $23
          1993                               $46                 $34          $0                $51                     $29
          1992                               $38                 $95          $0                $87                     $46

* Valuation allowance as of initial adoption of Statement of Financial Accounting Standards No. 109 on January 1, 1993.