Form 10-Q
period 1995-03-31
MERCOM INC
filed 1995-05-15
CIK 850315

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                                   FORM 10-Q

(Mark One)
(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         March 31, 1995
                             --------------------------------------------------

                                       OR

( )               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -------------------------------------------------
Commission file number                           0-17750
                       ---------------------------------------------------------

                                 MERCOM, INC.
- - --------------------------------------------------------------------------------
             (Exact name or registrant as specified in its charter)
    Delaware                                                38-2728175
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)
                              105 Carnegie Center
                                 P.O. Box 8567
                        Princeton, New Jersey 08540-6215
                        --------------------------------
                    (Address of principle executive offices)
                                   (Zip Code)

                                (609) 734-3700
- - --------------------------------------------------------------------------------
             (Registrant's telephone number including area code)


- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X              NO
    ----           -----
       Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of April 30, 1995.

                                   Common Stock          2,393,530 shares

                         MERCOM, INC. AND SUBSIDIARIES


                                     INDEX


PART I.   FINANCIAL INFORMATION                                      PAGE NO.


 Item 1.   Financial Statements
                  Condensed Consolidated Balance Sheets -
                  March 31, 1995 and December 31, 1994                   3

                  Condensed Consolidated Statements of Operations -
                  For the Three Months Ended March 31,
                  1995 and 1994                                          4


                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1995 and 1994             5

                  Notes to Condensed Consolidated Financial Statements   6-9


 Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         10-15


PART II.  OTHER INFORMATION


 Item 5.  Other Information                                              16

 Item 6.  Exhibits and Reports on Form 8-K                               16


          SIGNATURES                                                     17

Part 1. Financial Information

Item 1.  Financial Statements

                     MERCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollars in Thousands, Except Per Share Data)
                                 (Unaudited)

                                                                       March 31,    December 31
                                                                          1995         1994
                                                                       ---------    -----------
ASSETS:

Cash & temporary cash investments                                          $  836    $   96

Accounts receivable:
        Trade, net of reserve for doubtful accounts of $31 and $23 at
           March 31, 1995 and December 31, 1994, respectively                 200        264
        Other                                                                  16        187

Prepaid expenses and other                                                    198        150

Property, plant and equipment                                              38,772     38,583

Less - accumulated depreciation                                            22,751     22,132
                                                                          -------   --------

        Net property, plant and equipment                                  16,021     16,451
                                                                          -------   --------
Intangible assets - net of accumulated amortization of $2,145 and $2,068
        at March 31, 1995 and December 31, 1994, respectively               2,598      2,675
                                                                          -------   --------

        Total Assets                                                      $19,869    $19,823
                                                                          =======    =======

LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIENCY:

Accounts payable, trade                                                   $   236    $   298
Accounts payable, related parties                                             863        534
Notes payable, related party                                                  887         --
Other liabilities                                                           1,747      1,861
Accrued litigation costs                                                    4,388      4,400
Debt                                                                       25,039     25,926
                                                                          --------   -------

      Total Liabilities                                                    33,160     33,019
                                                                          -------    -------

SHAREHOLDERS' CAPITAL DEFICIENCY:

Preferred stock, $100 par value, 150,000 shares authorized,
        none issued and outstanding
Common stock, $1 par value, 5,000,000 shares authorized,
        2,393,530, issued and outstanding at March 31, 1995
        and December 31, 1994                                               2,393      2,393

Additional paid-in capital                                                  5,512      5,512

Accumulated deficit                                                       (21,196)   (21,101)
                                                                          --------   --------
      Total Shareholders' Capital Deficiency                              (13,291)   (13,196)
                                                                          --------   --------
        Total Liabilities and Shareholders' Capital Deficiency            $19,869    $19,823
                                                                          ========   ========


See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)

                                                                Quarter Ended March 31,
                                                                ----------------------
                                                                  1995          1994
                                                                 ------        ------
Sales                                                            $3,303         $3,162
                                                                 ------         ------
Cost and expenses                                                 2,103          1,967

Depreciation and amortization                                       763            768
                                                                 ------         ------
        Total operating expenses                                  2,866          2,735
                                                                 ------         ------
        Operating income                                            437            427
                                                                 ------         ------
Other (Income) Expenses:

Interest income                                                      (6)            (7)
Other expense (income)                                               44            (14)
Interest expense                                                    494            482
                                                                 ------         ------
        Total other expenses, net                                   532            461
                                                                 ------         ------
        Loss before income tax                                      (95)           (34)

Provision for income taxes                                           --             --
                                                                 ------         ------
          Net loss                                                 ($95)          ($34)
                                                                 ======         ======
Net loss per average common share                                ($0.04)        ($0.01)
                                                                 ======         ======
Weighted Average Common Shares Outstanding (in thousands)         2,393          2,393
                                                                 ======         ======


See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)



                                                          Quarter Ended March 31,
                                                          ----------------------
                                                             1995         1994
                                                             ----         ----
Net Cash Provided By Operating Activities                    $989          $590
                                                             ----          ----

Cash Flows From Investing Activities -
    Expansion, improvements and other                        (249)         (256)
                                                             ----          ----


Cash Flows From Financing Activities -
    Repayment of bank loans                                  (887)         (504)
    Note payable, related party                               887            --
                                                             ----          ----
Net cash used in financing activities                          --          (504)
                                                             ----          ----
Net increase (decrease) in cash & temporary cash investments  740          (170)


Cash & temporary cash investments, January 1                   96           989
                                                             ----          ----

Cash & temporary cash investments, March 31                  $836          $819
                                                             ====          ====
Supplemental Disclosures of Cash Flow Information
    Cash paid during the year for:
        Interest                                             $483          $569
        Taxes                                                  --            --


See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)


(1)  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information. The condensed consolidated financial statements should be read in conjunction with the annual statements and notes thereto included in the Company's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ended December 31, 1995.

(2)  GOING CONCERN

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, substantial doubt exists about the Company's ability to continue as a going concern unless the debt and equity of the Company are restructured. The existing debt and equity structure of the Company is not adequate to provide resources for the viable operation of the business. The Company has no other available credit as of March 31, 1995 or other significant sources of liquidity.

The Company has a Credit Agreement with a bank, as discussed in Note 3.

In December 1992 and December 1993, the bank agreed to allow the Company to restructure principal payments of $1,008 due in December 1992 and $2,016 due in December 1993 into three installments due in December, March and June of the following respective years. The principal payments have been paid in full, as restructured. In December 1994, the bank again agreed to allow the Company to restructure a principal payment of $3,024 due in December 1994 into three installments with $1,250 and $887 due and paid on December 31, 1994 and March 31, 1995, respectively. An additional $887 is due on June 30, 1995. C-TEC Corporation ("C-TEC"), which owns 43.63% of the Company's outstanding Common Stock loaned $887 to the Company to enable it to make the principal payment of $887 scheduled for March 31, 1995. The loan from C-TEC bears interest at a rate equal to the weighted average effective rate charged by the bank under the Credit Agreement for the relevant period and is payable on demand. The remaining scheduled principal payment amounts and due dates which include a required principal payment of $4,032 on December 31, 1995, have not been restructured. Based on the Company's latest financial projections, cash provided by operations will not be sufficient to fund the principal payments of debt due in 1995 as currently structured. Further, on or about April 18, 1995, the Company entered into a

                         MERCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)


settlement agreement with Kenneth E. Lahey whereby the Company agreed to pay Mr. Lahey $4.3 million over a four year time frame in full satisfaction of all claims related to the litigation discussed in Note 4. Management and the Company's bank are working toward a mutually acceptable restructuring of the debt and/or equity of the Company and are reviewing available options, which include the sale of assets, raising equity, potentially through the distribution to stockholders of subscription rights to subscribe for and purchase additional shares of common stock, and the issuance of subordinated debt, among other things. However, there is no assurance that such alternatives will be successful. In April 1995, the Company filed a registration statement with the Securities and Exchange Commission to register up to 2,393,530 shares of its Common Stock that are proposed to be offered and sold to shareholders in a rights offering. The registration statement has not yet become effective. The rights distribution is expected to commence in May or June 1995 and be completed approximately 21 days after the rights are distributed. While the Company would expect to raise approximately $8.5 million if the rights are fully exercised, there is no assurance the Company will raise any proceeds from the rights offering.

(3)  DEBT

Debt consists of the following:


                                       March 31   December 31
                                         1995        1994
                                       --------   -----------

Credit Agreement                        $20,039     $20,926
Demand Note                               5,000       5,000
                                        -------     -------
Total                                   $25,039     $25,926
                                        =======     =======

The Company entered into a $25,000 Credit Agreement with a bank in November 1989. The Credit Agreement was amended in April 1990 to provide for borrowings up to $27,000. The agreement was further amended in December 1992, December 1993 and December 1994 to restructure the mandatory repayments due at December 31, 1992, December 31, 1993 and December 31,1994, respectively. On March 31, 1995 the Company had borrowings outstanding under the Credit Agreement of $20,039 at a weighted average effective rate of 7.7%. The Credit Agreement contained a revolving credit period which expired on December 31, 1991.

As stated above, the Credit Agreement was amended in December 1994 to restructure the mandatory repayment of $3,024 due at December 31, 1994, with $1,250 and $887 due and paid on December 31, 1994 and March 31, 1995, respectively. An additional $887 is due on June 30, 1995. A scheduled principal payment of $4,032 is due on December 31, 1995. C- TEC loaned $887 to the Company to enable it to make the principal payment of $887 scheduled for March 31, 1995. The loan from

                         MERCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)


C-TEC bears interest at a rate equal to the weighted average effective rate charged by the Company's bank under the Credit Agreement for the relevant period and is payable on demand. Based on the Company's latest financial projections, cash provided by operations will not be sufficient to fund the principal payments of debt due in 1995 as currently structured. As discussed in Note 2, management and the Company's bank are working toward a mutually acceptable restructuring of the debt and/or equity of the Company. However there is no assurance that it will be successful.

At March 31, 1995 the Company was in compliance with all covenants associated with its Credit Agreement.

In April 1990, the Company obtained a credit facility commitment from a bank providing for borrowings up to $5,000. The full commitment was borrowed by the Company. At March 31, 1995, the effective interest rate was 10.75%. The outstanding balance is due upon demand.

Debt is secured by a pledge of the stock of the Company's subsidiaries.

(4)  LEGAL PROCEEDINGS

Communications and Cable Vision, Inc. ("CCV"), a subsidiary of the Company, was a party to a lawsuit commenced in 1988 in the Circuit Court for the County of Ottawa, Michigan, relating to the termination of Kenneth E. Lahey as president of CCV. Mr. Lahey asserted that as a result of the termination he was entitled to an amount equal to the fair market value of 10 percent of the outstanding shares of CCV stock (the "Lahey Interest"). The trial court determined that Mr. Lahey was entitled to an amount equal to the fair market value of the Lahey Interest and ordered, among other things, that an appraisal proceeding be held to determine such fair market value. The Company appealed such order, but the Michigan Court of Appeals upheld the trial court's decision on December 27, 1993. On December 16, 1994, a panel of three appraisers ("Panel") rendered a decision in favor of Mr. Lahey in the amount of $2.949 million. The Company requested the Circuit Court for the City of Ottawa to remand this proceeding back to the Panel for further consideration of certain factors which were not included in their decision on December 16, 1994. A hearing was held on January 16, 1995 before the Circuit Court for the City of Ottawa. The Court issued an Opinion on February 14, 1995, denying the Company's motions and sustaining the decision of the Panel in the amount of $2.949 million and awarded pre-judgment interest in the amount of approximately $1.2 million. The Company filed a Motion for Reconsideration with the Court. On March 27, 1995, the Court issued an Order denying the Company's Motion of Reconsideration. On or about April 18, 1995, the Company entered into a settlement agreement with Mr. Lahey whereby the Company agreed to pay Mr. Lahey $4.3 million over a four year time frame in full satisfaction of all claims related to the above litigation (the "Settlement Agreement"). The Company paid Mr. Lahey $100 in April 1995. In addition, $1.4 million is due on or before

                         MERCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)


July 1, 1995. The remaining $2.8 million will be paid in equal installments over a four year period on or before July 1 of each of the subsequent years.

The Settlement Agreement significantly and adversely affects the liquidity of the Company and requires the Company to restructure its current capital structure as discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations below. However, there are no assurances that such a restructuring can be accomplished. The Company has fully accrued its liability related to the Settlement Agreement.

(5) INCOME TAXES

The provision (benefit) for income taxes is different from the amounts computed by applying the U. S. statutory federal tax rate of 34% primarily due to losses producing no current federal tax benefits due to uncertainty of realization.

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at March 31, 1995 and December 31, 1994 are as follows:


                                    March 31,    December 31,
                                      1995          1994
                                   ----------   -------------
Net operating loss carryovers        $3,305      $   3,329
Alternative minimum tax credits          13             13
Reserves                              1,492          1,515
Other, net                              318            311
                                     ------      ---------
        Total deferred assets         5,128          5,168
                                     ------      ---------

Property, plant and equipment         2,905          2,971
Intangible assets                       164            161
                                     ------      ---------
        Total deferred liabilities    3,069          3,132
                                     ------      ---------

        Subtotal                      2,059          2,036

Valuation allowance                  (2,059)        (2,036)
                                     ------      ---------
Total deferred taxes                 $   --      $      --
                                     ======      =========

A valuation allowance has been provided for the portion of the deferred tax assets which, in the opinion of management is not likely to be utilized. The net change in the valuation allowance was an increase of $23 for the quarter ended March 31, 1995.

Item 2.         Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              (Dollars in Thousands, Except Per Share Data)

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1994.

Results of Operations
The Company's net loss for the three months ended March 31, 1995 increased $61 or 179% from the comparable period in 1994. This represents a decline of $0.03 per average common share for the three month period. This reduction is primarily attributable to an additional accrual of $52 for the liability related to the Lahey lawsuit, which is more fully described in Note 4.

Sales for the three months ended March 31, 1995 increased by $141 or 4.5% over the comparable period in 1994. The increase is primarily due to an additional 2,480 average basic subscribers per month during the first three months of 1995 compared to the same period in 1994 amounting to $166 of increased basic revenues. Also contributing to the increase was $57 of additional premium revenue due to program package restructuring in the second quarter of 1994. Partially offsetting these increases was a reduction in the basic rate of approximately 30 cents per month, or $48, resulting from rate regulation discussed in Regulatory Matters below. Also offsetting these increases was a decrease in rental revenue of $37, primarily due to a reduction in the rental rate charged for converters and remotes to cost, as mandated by the Federal Communications Commission (the "FCC").

Total costs and expenses, exclusive of depreciation and amortization, for the three month period ended March 31, 1995, increased by $136 or 6.9%, when compared to the same period in 1994. The increase was primarily due to higher programming and customer service expenses of $114 and $21, respectively. Increases in programming costs were directly related to additional basic and premium customers and basic channels as well as increases in programming rates from suppliers. The customer service increase was primarily due to additional positions.

Interest expense for the three months ended March 31, 1995, increased by $12 or 2.5% when compared to the same period in 1994. The increase is primarily due to the rising interest rates between the periods. The increase has been partially offset by aggregate principal repayments of $1,754 made against outstanding debt between the periods of March 31, 1994 and March 31, 1995. The Company's future interest expense is subject to fluctuations in the market rate of interest and therefore there is no assurance that the Company's current level of interest expense is indicative of future trends.

Other expenses increased for the three month period by $58, primarily due to the Lahey litigation accrual discussed above.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)

Liquidity and Capital Resources
The Company does not have liquid assets to repay all of its outstanding obligations at March 31, 1995 or any available lines of credit or other significant sources of liquidity. The existing debt and equity of the Company is not adequate to provide resources for the viable operation of the business. The Company has increased its available cash balance by $740 since December 31, 1994. Cash and temporary cash investments were $836 at March 31, 1995 as compared to $96 at December 31, 1994. Excess cash generated by operations over capital expenditures in the first quarter was the primary reason for the increase in available cash. As discussed below, the Company did not repay the principal payment due on March 31, 1995 from available cash, due to cash flow concerns. Instead, the payment was made from funds loaned to the Company by C-TEC Corporation, its principal stockholder.

The Company's outstanding debt, including the Note owed to C-TEC at March 31, 1995 was $25,926, which was unchanged from December 31, 1994. The Company's bank agreed to allow the Company to restructure a principal payment of $3,024 due in December of 1994, into three installments of $1,250, $887 and $887, due in December 1994, March and June 1995, respectively. The December 1994 and March 1995 installments have been repaid as restructured. However, due to cash flow concerns, the March 1995 payment was made from funds loaned to the Company by C-TEC. The $887 loan from C-TEC bears interest at a rate equal to the weighted average effective rate charged by the Company's bank under the Credit Agreement for the relevant period and is payable on demand. The remaining scheduled principal payment amounts and due dates, which include an additional principal payment of $4,032 on December 31, 1995, were not affected. The Company was in compliance with all covenants of its Credit Agreement at March 31, 1995. However, based on the Company's latest financial projections, cash provided by operations will not be sufficient to fund the principal payments of debt due in 1995 as currently structured. In addition, on or about April 18, 1995, the Company entered into a Settlement Agreement with Mr. Lahey, a former officer of the Company, whereby the Company agreed to pay Mr. Lahey $4.3 million over a four year time frame in full satisfaction of all claims related to the litigation as discussed more fully in Note 4. The Company made an initial payment of $100 in April 1995 as stipulated in the agreement. In addition, $1.4 million is due on or before July 1, 1995. If the Company lacks sufficient funds to pay the $1.4 million, C-TEC ensures that the payment will be made in a timely manner. The remaining $2.8 million will be paid in equal installments over a four year period on or before July 1 of each of the subsequent years. Except for the $1.4 million, C-TEC does not guarantee the Company's performance under the Settlement Agreement. The Company is currently involved in negotiations with its bank to restructure the Company's debt which may include, among other things, the sale of assets or an equity infusion to the Company in the form of either a subordinated debt instrument, or a stock rights offering.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)

Liquidity and Capital Resources, continued
In April 1995, the Company filed a registration statement with the Securities and Exchange Commission to register up to 2,393,530 shares of its Common Stock that are proposed to be offered and sold to shareholders in a rights offering. The registration statement has not yet become effective. The rights distribution is expected to commence in May or June 1995 and be completed approximately 21 days after the rights are distributed. There can be no assurance that the rights offering will be commenced, or if commenced, that it will be successful.

The net proceeds received by the Company from the sale of shares of Common Stock, after payment of fees and expenses, would be approximately $8.5 million, assuming full exercise of the Rights. The Rights Offering is, however, not conditioned upon any minimum level of exercise of Rights, and there can be no assurance that the Company will raise any proceeds from the Rights Offering. Under the terms of the proposed rights offering, the Company will distribute transferable rights to holders of shares of Common Stock on a record date to be fixed by the Board of Directors, which date is expected to be the effective date of the registration statement. The rights will be distributed pro rata to each shareholder based on the number of shares held on the record date. Each right will entitle the holder to purchase one share of Common Stock at a price to be determined by the Company when the rights offering is commenced. In addition holders of rights will be entitled to subscribe, pursuant to an oversubscription privilege, for shares of Common Stock that are allocated for sale pursuant to the rights offering but are not sold because rights are not exercised. C-TEC has informed the Company that it intends to exercise the rights it receives for an aggregate subscription price yet to be determined and that it intends to exercise the oversubscription privilege to subscribe for all other shares offered. The opportunity to exercise the oversubscription privilege is available to all holders of the rights on the same terms. The net proceeds, if any, from the Rights Offering will be used for general corporate purposes. Specifically, the Company expects that any such proceeds will be used (1) to repay $5 million of outstanding indebtedness to Morgan Guaranty Trust Company of New York under a demand note, (2) if additional proceeds remain, to pay all or a portion of the payment of $1.4 million to be paid under the Lahey Settlement Agreement on or before July 1, 1995, (3) if additional proceeds remain, to repay up to $887 of outstanding indebtedness to C-TEC under a demand note and (4) if additional proceeds remain, for other corporate purposes including capital expenditures.

The Company must be able to continue to manage its costs and increase its revenues through rate increases, the offering of new products, and the expansion of its territories. However, revenue growth is uncertain because of the previous elimination of capital projects due to the ongoing cash flow concerns and the effect rate regulation has had on the Company in particular and the industry as a whole. Although operating expenses continued to rise the Company has been unable to raise its rates previously due to rate freezes and other factors discussed in more detail in the Regulatory Matters below. The last rate increase in the Company's Michigan operations prior to April 1995 was on July 1, 1992.
In April 1995 the Company instituted a

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)

Liquidity and Capital Resources, continued basic rate increase according to the rules and regulations established by the FCC which, in the future, will provide an additional $500 in revenues on an annualized basis.

If the Company is to exist on a long term basis, it must generate sufficient cash from operations for debt service and capital expenditures. As noted earlier, management and the Company's bank are working toward a mutually acceptable restructuring of the debt and/or equity of the Company and are reviewing all options, including a stock rights offering. However, there are no assurances at this time that the Company will be able to successfully restructure its debt and equity, therefore, substantial doubt remains about the Company's ability to continue as a going concern.

Regulatory Matters
The Company, like other operators of cable television systems, is subject to regulation at the federal, state and local levels. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proceedings or proposals. On October 5, 1992, Congress passed the Cable Television Consumer Protection And Competition Act of 1992 (the
"Act") which regulated certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and which have increased the administrative cost of complying with such regulations. The most significant provision of the Act requires the FCC to establish rules to ensure that rates for basic services are reasonable for subscribers in areas without effective competition as defined in the Act. Few municipalities served by the Company are subject to effective competition. The FCC has delegated the responsibility of regulation of the basic tier to the applicable franchise authority, provided such authority becomes certified to regulate by the FCC.

The FCC's initial rules regulating cable television rates were effective September 1, 1993 and the revised rate regulations were effective May 15, 1994. All cable television rates except pay-per-view and premium channels are subject to competitive benchmarks established by the FCC. Under the revised regulations, cable operators' regulated rates generally must be reduced to 83 percent of their September 30, 1992 levels adjusted forward by inflation and permitted external costs. The reduction reflects the 17 percent "competitive differential" between rates of systems that were and systems that were not subject to effective competition on September 30, 1992, based on the results of the FCC's statistical analysis of the data it had collected and evaluated in establishing the initial benchmark rates. Under both the initial and revised scheme of benchmark/price cap regulation, once the cable operator has reached the regulated rate level, its rates remain capped at that level. Future rate adjustments are permitted based on certain external costs incurred by the cable operator, inflation and the cost of adding channels. External costs include programming costs, excluding retransmission consent fees prior to October 6, 1994, as well as subscriber related taxes and franchise fees, and other franchise requirements. A system with rates above the benchmarks may utilize a cost-of-service showing to justify its rates and avoid a rate reduction. Equipment charges for basic tier services are also subject to roll

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)

Regulatory Matters, continued
back to the level representing the cost of the equipment including a reasonable profit. In cases where equipment has been included as part of a service tier at no additional cost, it must be unbundled and a separate charge will be allowed. The FCC, in its revised rate regulation, issued additional criteria which addressed whether the manner in which regulated program services were moved to unregulated a la carte services enhanced subscriber choice or were an evasion of the FCC's rate regulation. If the a la carte tier enhanced customer choice and satisfied the criteria established by the FCC, the tier would be considered unregulated.

Additionally, the FCC issued its going forward rules, effective January 1, 1995. Under the new going forward rules operators may continue to pass through the cost of new channels plus a 7.5 percent mark-up. Alternatively, under the new rules, which generally apply only to cable programming service tiers, operators have the option of imposing a $0.20 per channel per month mark-up (limited to $1.20 over the next two years and $1.40 over the next three years) for new channels. In addition, under the new alternative, operators may pass through increases in cable programming service costs (from May 15, 1994 through December 31, 1996) only in an amount not to exceed $0.30 per subscriber per month. Under the new rules, operators also may add unregulated "new product tiers," composed of new channels and/or channels that duplicate existing channels. Operators must choose to make adjustments based on either the new rules or the old rules for all channel additions after May 14, 1994. The Company has not had any channel additions since May 14, 1994 and is in the process of determining which alternative will be selected for future channel additions.

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

The Company is continuing to evaluate the effect of FCC regulations on its rates. All existing rates as well as future rate increases for basic cable service must be approved by the local municipality if it has certified to regulate basic cable service rates. To date, approximately 36% of the Company's municipalities have filed to regulate basic cable service rates with 22% of these municipalities currently certified to regulate basic rates. The FCC regulates basic cable service rates in noncertified municipalities from which it receives customer complaints.

With respect to the FCC's initial rules, in November, 1993, the FCC issued letters of inquiry to the Company and other cable operators to investigate the way in which regulated program services were moved to unregulated a la carte offerings and whether these and other changes were in compliance with the original Act. The Company believes it is in

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)

Regulatory Matters, continued
full compliance with the original Act. The two letters of inquiry were terminated during the fourth quarter of 1994 since these franchises withdrew their complaints and accepted the Company's settlement offer. The Company has been challenged on its existing regulated rate structure by additional communities in Michigan which were not a part of the FCC's letters of inquiry and has settled with all but one of these communities. The Company has accrued an amount which represents the Company's best estimate of its subscriber refund liability in Michigan. This amount represents a reduction of the limited basic rate by $0.30 per month for each subscriber from December 31, 1994, back to the date of initial regulation. This proposed settlement with the Michigan communities was an effort to resolve the regulatory issues and avoid possible extended litigation. Communities representing approximately 69% of the Company's Michigan subscriber base have accepted the proposed settlement offer which precludes challenges for various periods extending beyond 1995. The Company has either settled challenges or accrued for anticipated exposures related to initial rate regulation which was effective September 1993.

The FCC issued new rate regulation guidelines which were effective May 1994. The Company believes it is in compliance with the amended rate regulation provisions; however, there is no assurance that there will not be challenges to its restructured rates.

The Company in 1994 also reduced rates charged for converters and remotes due to the provision in the FCC rate regulations which requires cable operators to charge for equipment at cost plus a reasonable profit.

The Company anticipates that certain provisions of the Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, will reduce the operating margins of the Company.

During the first quarter of 1995, the Company commenced basic rate increase notifications to all of its Michigan subscribers. The rate increase will be implemented in April 1995. The increase was in conformity with the settlement agreements discussed previously and the FCC going forward rules. One community to date has filed a complaint with the FCC relative to the April rate increase.

No assurances can be given at this time that the above matters will not have a material adverse effect on the Company's business and results of operations in the future. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the cable industry in general or the Company in particular.

Part II  Other Information

Item 5.     Other Information

On April 19, 1995 the Company filed a registration statement with the Securities and Exchange Commission to register up to 2,393,530 shares of its Common Stock that are proposed to be offered and sold in a rights offering.

Although there is no assurance that the rights offering will be commenced or if commenced that the Company will raise any proceeds therefrom, if all rights are exercised, the Company would expect to raise approximately $8.5 million in the rights offering. The Company expects to use the net proceeds of the offering primarily toward reduction of a portion of the Company's outstanding indebtedness and settlement of litigation involving a former officer of the Company and for other corporate purposes, including capital expenditures. Under the terms of the proposed rights offering, the Company will distribute transferable rights to holders of shares of Common Stock of the Company on a record date to be fixed by the board of directors, which date is expected to be the effective date of the registration statement. The rights will be distributed pro rata based on the number of shares held on the record date. Each right will entitle the holder to purchase one share of Common Stock of the Company at a price to be determined by the Company at the time the offer is commenced. In addition, holders of rights will be entitled to subscribe, pursuant to an oversubscription privilege, for shares of Common Stock that are allocated for sale pursuant to the rights offering but are not sold because rights are not exercised. C-TEC Corporation, which owns approximately 43.63 percent of the outstanding shares of Common Stock of the Company, has indicated that it intends to exercise all of the Rights it receives in respect of the shares it holds, and that it intends to subscribe, pursuant to the oversubscription privilege available to all shareholders, for all other shares of Common Stock being offered. The distribution of rights is expected to commence in May or June of 1995, and the offering is expected to be completed approximately 21 days after the rights are distributed. The offering will be made solely by means of a prospectus which will be mailed to shareholders if and when the rights offering is commenced.

The registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This quarterly report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any such sale of these securities in any state in which such solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6.     Exhibits and Reports on Form 8-K

     (a).  Exhibits
           (27) Financial Data Schedule

     (b).  Reports on Form 8-K

The Company filed a Form 8-K on May 4, 1995 to announce the execution of a Settlement Agreement with a former officer of a subsidiary of the Company, as further discussed in Note 2 to the Condensed Consolidated Financial Statements above.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MERCOM, INC.



     DATE: May 15, 1995             /s/ Bruce C. Godfrey
                                    --------------------------
                                    Bruce C. Godfrey
                                    Executive Vice President and
                                    Chief Financial Officer