Form 10-K405/A
period 1994-12-31
MERCOM INC
filed 1995-06-28
CIK 850315

                                   FORM 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For fiscal year ended December 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File No. 0-17750

                                 MERCOM, INC.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                                 38-2728175
    -------------------------------                -----------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

105 CARNEGIE CENTER, P.O. BOX 8567, PRINCETON, NJ      08540-6215
- -------------------------------------------------      ----------
   (Address of principle executive offices)            (Zip Code)

Registrant's telephone number including area code:    609-734-3700

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK PAR VALUE $1.00 PER SHARE
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   X              NO
                        -----               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K(X).

As of February 28, 1995, 2,393,530 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon the average of the bid and asked prices of these shares on February 28, 1995 of $4-1/8 per share) was approximately $5,566,011.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                                    PART I
                                    ------

Item 1.    Business.
- -------    ---------

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

- -------    ---------

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

Item 2.    Properties.
- -------    -----------

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


Item 3.    Legal Proceedings.
- -------    ------------------

Mercom, Inc./Lahey Litigation
- -----------------------------

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


Item 4.    Submission of Matters to a Vote of Security Holders.
- -------    ----------------------------------------------------

     No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the Registrant's 1994 fiscal year.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an un-numbered Item in Part I of this Report in lieu of being included in the definitive proxy statement relating to the Registrant's Annual Meeting of Stockholders to be filed by the Registrant with the Securities and Exchange Commission (the "Commission") pursuant to section 14(A) of the Securities Exchange Act of 1934 (the "1934 Act"). Information with respect to Executive Officers who are also Directors is set forth under Item 10 of Part III of this report.

                         AGE AS OF               OFFICE AND DATE HELD SINCE:
NAME                   MARCH 1, 1995                OTHER POSITIONS HELD
- ----                   -------------             ---------------------------
Stephen J. Rabbit            46           Executive Vice President (since August 1994);
                                          Executive Vice President - C-TEC Corporation
                                          ("C-TEC") Cable Television Group (since August
                                          1994); Senior Vice President - Crown Media, Inc.
                                          (November 1992 - August 1994); Fund Vice President -
                                          Jones Intercable, Inc. (January 1989 - November 1992).

Mark Haverkate               40           Executive Vice President of Development (since
                                          February 1995); Vice President of Development
                                          (December 1993 - February 1995); Executive Vice
                                          President of Development - C-TEC (since February
                                          1995); Vice President of Development - C-TEC
                                          (December 1993 - February 1995); Vice President -
                                          C-TEC Cable Television Group (October 1989 -
                                          December 1993); Director of Acquisitions and
                                          Development (July 1988 - October 1989); Corporate
                                          Marketing Manager - Cable Television Group (May
                                          1981 - July 1988).


John D. Filipowicz           36           Corporate Secretary (since December 1994); Vice
                                          President and Assistant General Counsel - C-TEC
                                          (since February 1995); Assistant Corporate Secretary -
                                          C-TEC (since December 1994); Corporate Counsel -
                                          C-TEC (December 1990 - February 1995); Assistant
                                          Counsel - C-TEC (August 1988 - November 1990).

                                    Part II
                                    -------

Item 5.    Market for the Registrant's Common Stock and Related
- -------    ----------------------------------------------------
           Stockholders
           ------------

     There were approximately 2,093 holders of the Company's Common Stock on February 28, 1995.

                                1994                       1993
                             Bid Prices                 Bid Prices
                             ----------                 ----------
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

ITEM 6. SELECTED FINANCIAL DATA

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto:


FOR THE YEARS ENDED DECEMBER 31,          1994      1993     1992     1991      1990
                                        ---------  -------  -------  -------  ---------
                                        (THOUSANDS OF DOLLARS EXCEPT EARNINGS PER SHARE)
Sales.................................... $12,927  $12,606  $11,986  $11,041   $ 9,667
Total other expense, net.................   2,704    2,116    2,535    9,865     3,762
Loss before cumulative effect of change
     in accounting principle.............    (658)    (236)  (1,144)  (7,784)   (2,351)
Loss per average common share before
     cumulative effect of change in
     accounting principle................   (0.27)   (0.10)   (0.48)   (3.25)    (0.94)
Total assets............................. $19,823  $22,244  $23,873  $26,657   $30,557
Debt..................................... $25,926  $28,184  $29,847  $30,200   $29,281

Item 7.   Management's Discussion and Analysis of Financial Condition
- -------   ------------------------------------------------------------
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

     The Company does not have liquid assets to repay all of its other outstanding obligations at December 31, 1994. Additionally, the Company had no available lines of credit at December 31, 1994, or other significant sources of liquidity. Additionally, reductions in capital expenditures previously

- -------------------------------
(Dollars in Thousands, except per share data)


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

Management's Discussion and Analysis of Financial Condition
- ------------------------------------------------------------
and Results of Operations, continued
- --------------------------
(Dollars in Thousands, except per share data)


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

- ---------------------
(Dollars in Thousands, except per share data)


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

Financial Condition
- -------------------

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

Management's Discussion and Analysis of Financial Condition
- ------------------------------------------------------------
and Results of Operations, continued
- --------------------------
(Dollars in Thousands, except per share data)


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

     Additionally, the FCC issued its going forward rules, effective January 1, 1995. The going forward rules provide an alternative method for adjusting rates to account for channel additions to regulated tiers of service. Operators may continue to pass through the cost of new channels plus a 7.5 percent mark-up. Alternatively, under the new rules, which generally apply only to cable programming service tiers, operators have the option of imposing a $0.20 per channel per month mark-up (limited to $1.20 over the next two years and $1.40 over the next three years) for new channels. In addition, under the new alternative, operators may pass through increases in cable

- ------------------
(Dollars in Thousands, except per share data)


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

- ------------------
(Dollars in Thousands, except per share data)


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

Item 8.    Financial Statements and Supplementary Data.
- -------    --------------------------------------------

       The consolidated financial statements and supplementary data required under Item 8 of Part II are set forth in Part IV Item 14 (a)(1) and (a)(2) of this Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting
- -------   -----------------------------------------------------------
              and Financial Disclosure
              ------------------------

     During the two years preceding December 31, 1994, there has been neither a change of accountants of the Registrant nor any disagreements on any matter of accounting principles, practices or financial statement disclosure.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under Item 10 of Part III with respect to the executive officers of the Registrant is set forth in Part I of this report.

                                    AGE AS OF        DIRECTOR        OFFICE AND DATE OFFICE HELD SINCE:
     NAME                         MARCH 1, 1995        SINCE                 OTHER POSITIONS HELD
     ----                         -------------      --------        ----------------------------------
David C. McCourt                      38              1993           Chairman and Chief Executive Officer, Mercom Inc. (since
                                                                        October 1993); Chairman, Chief Executive Officer and
                                                                        Director of C-TEC Corporation, a telephone, cable television and other diversified telecommunications and high-technology company (since October, 1993); President, Chief Executive
                                                                        Officer and Director, RCN Corporation ("RCN"), a holding
                                                                        company (since 1992); President and Director, Metropolitan
                                                                        Fiber Systems/McCourt, Inc., a fiber optic alternative
                                                                        access telecommunications company (Director since September
                                                                        1988 and President since January 1989); and Director,
                                                                        Metropolitan Fiber Systems Communications Corporation, a
                                                                        provider of communications service for business and
                                                                        government, (since January 1992), MFS Telecom, Inc., a
                                                                        telecommunications service company (since July 1990).

Michael J. Mahoney                    44              1994          President and Chief Operating Officer - Mercom, Inc. (since
                                                                        February 1994); Executive Vice President of Mercom, Inc.,
                                                                        (December 17, 1991 - February 1994); President and Chief
                                                                        Operating Officer - C-TEC Corporation (since February 1994);
                                                                        Executive Vice President - C-TEC Corporation Cable
                                                                        Television Group (June 1991 - February 1994); Chief
                                                                        Operating Officer - Harron Communications Corp., a cable
                                                                        communications company, (April 1983 - December 1990).

Bruce C. Godfrey                      39              1994           Executive Vice President and Chief Financial Officer - Mercom,
                                                                        Inc. (since April 1994); Executive Vice President and Chief
                                                                        Financial Officer - C-TEC Corporation (since April 1994);
                                                                        Senior Vice President and Principal - Daniels & Associates,
                                                                        an investment banking firm specializing in the cable
                                                                        television, mobile communications, and entertainment
                                                                        business (January 1984 - April 1994).

Harold J. Rose, Jr.                   59              1991           Partner, RK Associates, real estate management consultants
                                                                        (since March 1990); Former Chairman of the Board and Chief
                                                                        Executive Officer of Merchants Bancorp, Inc. (1988-1990) and
                                                                        Chairman of the Board of Merchants Bank, N.A. and Merchants
                                                                        Bank (North) (1989-1990).

George C. Stephenson                  49              1991           Managing Director, PaineWebber, Inc., a financial investment firm, (since July 1987).

Clifford L. Jones                     67              1991           President, Capital Region Economic Development Corporation, a
                                                                        regional development corporation (October 1992 - February
                                                                        1994); President, Pennsylvania Chamber of Business &
                                                                        Industry, a business association (1983 - December 1991);
                                                                        Director, Pennsylvania Power & Light Company, a public
                                                                        utility, (since 1992).

Raymond B. Ostroski                   40              1994           Executive Vice President and General Counsel - Mercom, Inc.
                                                                        (since February 1995); Vice President and General Counsel -
                                                                        Mercom, Inc. (December 1991 - February 1995); Corporate
                                                                        Secretary - Mercom, Inc. (December 1991 - December 1994);
                                                                        Executive Vice President and General Counsel - C-TEC
                                                                        Corporation (since February 1995); Corporate Secretary -
                                                                        C-TEC Corporation (since October 1989); Vice President and
                                                                        General Counsel- C-TEC Corporation (December 1990 - February
                                                                        1995); Corporate Counsel - C-TEC Corporation (August 1988 -
                                                                        December 1990); Assistant Corporate Secretary - C-TEC
                                                                        Corporation (April 1986 - October 1989); Associate Counsel -
                                                                        C-TEC Corporation (August 1985 - August 1988).

ITEM 11. EXECUTIVE COMPENSATION

     No executive officer of the Company received any compensation for services rendered on behalf of the Company during the fiscal year ended December 31, 1994.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

     As of March 1, 1995, C-TEC Properties, Inc., a wholly-owned subsidiary of C-TEC ("C-TEC Properties"), owned 1,044,194 shares of Common Stock of the Company. David C. McCourt, Michael J. Mahoney, Bruce C. Godfrey and Raymond B. Ostroski are the principal executive officers of C-TEC Properties. Directors and executive officers as a group beneficially owned 7,100 shares of Common Stock, representing less than one percent of the outstanding Common Stock of the Company.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     So far as is known to the Company, as of March 1, 1995, no persons, except those listed below, owned beneficially more than five percent (5%) of the outstanding Common Stock. With respect to the named persons, the following information is based on Schedules 13D or 13G filed with the Securities and Exchange Commission ("SEC"), copies of which were supplied to the Company by said persons. The table below discloses the name and address of such beneficial owners, the total number of shares beneficially owned by each and their percentage of ownership in relation to the total shares outstanding and entitled to vote as of March 1, 1995.


NAME AND ADDRESS OF                    AMOUNT AND NATURE OF      PERCENT
 BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP (1)   OF CLASS
- -------------------                  ------------------------   --------
C-TEC Corporation (2).............           1,044,194           43.63%
105 Carnegie Center
Princeton, New Jersey

Ruane, Cunniff & Co., Inc. (3)....             173,330            7.24%
767 Fifth Avenue, Suite 4701
New York, New York 10153-4798

William L. Matheson...............             127,862             5.3%
430 South Beach Road
Hobe Sound, Florida 33455

- -----------------
(1) The number of shares stated in this column includes shares owned directly or indirectly, through any contract, arrangement, understanding, relationship, or which the indicated beneficial owner otherwise has the power to vote, or direct the voting of, and/or has investment power.

(2) As set forth in Amendment No. 16 to C-TEC's Schedule 13D dated January 4, 1993, such shares are owned by C-TEC Properties, Inc.

(3) Based on information obtained from Schedule 13G for the Common Stock of the Company filed on February 10, 1995, with the Securities and Exchange Commission by Ruanne, Cunniff & Co., Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company entered into a Management Agreement dated January 1992 with C-TEC Cable Systems, Inc., a wholly owned subsidiary of C-TEC Corporation ("CCS"), pursuant to which CCS operates and manages the Company's cable properties. The Management Agreement provides that the Company will pay CCS: (a) an annual fee equal to the greater of: (i) $500,000 or (ii) a percentage of the Company's annual revenues (ranging from 5% of $10 million of revenues, as defined, to 4% of revenues in excess of $20 million); and (b) an annual incentive bonus equal to twenty-five percent (25%) of the Company's earnings before interest, depreciation, amortization and taxes ("EBIDAT") as adjusted, during the applicable fiscal year less the base year EBIDAT of $3.85 million. During 1994, CCS earned, pursuant to the Management Agreement, management and incentive fees of approximately $1.1 million. In addition, pursuant to the Management Agreement, the Company paid C-TEC Services, Inc., a wholly-owned subsidiary of C-TEC ("C-TEC Services"), $28,326 for certain services (including without limitation, legal, accounting, tax and public relations services) performed for the Company by C-TEC Services and/or non-affiliated third-parties. The cost of such services (to the extent rendered by C-TEC and its affiliates) was determined in accordance with the Management Agreement by calculating all of C-TEC Services' direct and indirect labor, overhead and employee benefit costs associated with the provision of such services.

     The Company is a party to a Credit Agreement with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") dated as of November 26, 1989, as amended (as amended, the "Credit Agreement"). In December of 1992, 1993, and 1994, the Company and Morgan Guaranty restructured the principal payments due under the Credit Agreement for the respective year. Based on its latest financial projections, the Company determined that it would not be able to make the principal payments of long-term debt as scheduled under the Credit Agreement for 1995. On March 31, 1995, C-TEC Corporation, which owns 43.63% of the Company's outstanding Common Stock, loaned $887,000 to the Company to enable it to make its principal payment of $887,000 scheduled for March 31, 1995, under the Credit Agreement. The loan from C-TEC will bear interest at a rate equal to the weighted average effective rate charged under the Credit Agreement for the relevant period and is payable on demand. At December 31, 1994, the weighted average effective interest rate under the Credit Agreement was 6.65%. Management and the Company's bank are working toward a mutually acceptable restructuring of the debt and/or equity of the Company. However, there is no assurance that it will be successful or that C-TEC would provide additional debt financing to the Company.

                                 PART IV
                                 -------



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- --------  ---------------------------------------------------------------

       Description                                                    Page
       -----------                                                    ----
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

Exhibit No.
- -----------


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

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K,
- ---------------------------------------------------------------------------
                                   continued


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


      Signature                    Title                        Date
      ---------                    -----                        ----

/s/ David C. McCourt
- ---------------------            Chairman                       March 30, 1995
David C. McCourt                 Chief Executive Officer

/s/ Michael J. Mahoney
- ---------------------            President                      March 30, 1995
Michael J. Mahoney               Chief Operating Officer

/s/ Bruce C. Godfrey             Executive Vice President and
- ---------------------            Chief Financial Officer        March 30, 1995
Bruce C. Godfrey                 (Principal Financial Officer)

DIRECTORS:

        /s/ David C. McCourt
- ----------------------------------------             March 30, 1995
            David C. McCourt

        /s/ Michael J. Mahoney
- ----------------------------------------             March 30, 1995
            Michael J. Mahoney

        /s/ Bruce C. Godfrey
- ----------------------------------------             March 30, 1995
            Bruce C. Godfrey

        /s/ Clifford L. Jones
- ----------------------------------------             March 30, 1995
            Clifford L. Jones

        /s/ Harold J. Rose, Jr.
- ----------------------------------------             March 30, 1995
            Harold J. Rose, Jr.

        /s/ George C. Stephenson
- ----------------------------------------             March 30, 1995
            George C. Stephenson

        /s/ Raymond B. Ostroski
- ----------------------------------------             March 30, 1995
            Raymond B. Ostroski

                                   Form 10-K
                               Index to Exhibits
                               -----------------


Certain exhibits to this report on Form 10-K have been incorporated by reference. For a list of these and all exhibits, see Item 14 (a)(3) hereof.


The following exhibits are being filed herewith.



Exhibit No.
- -----------


 3.2     By-laws of Registrant, as amended through June 1, 1992.


10.11 Amendment dated as of December 23, 1994 to Credit Agreement dated as of November 26, 1989, by and between Registrant and Morgan Guaranty Trust Company of New York.


22.      Subsidiaries of Registrant.


24.      Directors' Powers of Attorney.

MERCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Dollars in Thousands, Except Per Share Data)
- ---------------------------------------------

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

MERCOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1994 AND 1993
(Dollars in Thousands)
- ----------------------


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

MERCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
- --------------------------------------------
(Dollars in Thousands)


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

                                                    /s/ Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 10, 1995


                                                   MERCOM, INC. AND SUBSIDIARIES                                   Schedule II
                                          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                       FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                      (Dollars in Thousands)

COLUMN A                                  COLUMN B                 COLUMN C                  COLUMN D               COLUMN E
- --------                                  --------                 --------                  --------               --------
                                                                   ADDITIONS
                                                                   ---------
                                         BALANCE AT          CHARGED       CHARGED                                 BALANCE AT
                                         BEGINNING OF        TO COSTS      TO OTHER                                  END OF
DESCRIPTION                                PERIOD           AND EXPENSE    ACCOUNTS         DEDUCTIONS               PERIOD
- -----------                                ------           -----------    --------         ----------               ------
ALLOWANCE FOR DEFERRED TAX ASSETS -
  DEDUCTED FROM DEFERRED TAX ASSETS
  IN THE CONSOLIDATED BALANCE SHEETS.
          1994                            $1,849                $187          $0                 $0                  $2,036
          1993                            $1,791                 $58          $0                 $0                  $1,849
          1992                                $0                  $0          $0                 $0                      $0


RESERVE FOR DOUBTFUL ACCOUNTS
          1994                               $29                 $64          $0                $70                     $23
          1993                               $46                 $34          $0                $51                     $29
          1992                               $38                 $95          $0                $87                     $46

* Valuation allowance as of initial adoption of Statement of Financial Accounting Standards No. 109 on January 1, 1993.