Form 10-K405/A
period 1994-12-31
MERCOM INC
filed 1995-07-11
CIK 850315

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
                                                                        February 1994); Executive Vice President of Mercom, Inc.,
                                                                        (December 17, 1991 - February 1994); President and Chief
                                                                        Operating Officer - C-TEC Corporation (since February 1994);
                                                                        Executive Vice President - C-TEC Corporation Cable
                                                                        Television Group (June 1991 - February 1994); developing
                                                                        business opportunities (January 1991 - June 1991); Chief
                                                                        Operating Officer - Harron Communications Corp., a cable
                                                                        communications company, (April 1983 - December 1990).

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
                                                                        regional development corporation (October 1992 - February
                                                                        1994); Providing mediation and facilitative consulting
                                                                        services to various groups (January 1992 - October 1992);
                                                                        President, Pennsylvania Chamber of Business & Industry, a
                                                                        business association (1983 - December 1991); Director,
                                                                        Pennsylvania Power & Light Company, a public utility, (since
                                                                        1992).

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