Form 10-Q
period 1995-06-30
MERCOM INC
filed 1995-08-14
CIK 850315

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1995
                               -------------------------------------------------

                                      OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               ------------------------------

Commission file number                 0-17750
                       --------------------------------------

                                 MERCOM, INC.
- --------------------------------------------------------------------------------
            (Exact name or registrant as specified in its charter)

              Delaware                                      38-2728175
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

                                (609) 734-3737
- --------------------------------------------------------------------------------
              (Registrant's telephone number including area code)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of July 31, 1995.

                      Common Stock      2,393,530 shares

This Form 10-Q consists of 20 sequentially numbered pages.

                         MERCOM, INC. AND SUBSIDIARIES


                                     INDEX


PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.    Financial Statements
                 Condensed Consolidated Balance Sheets -
                 June 30, 1995 and December 31, 1994                       3

                 Condensed Consolidated Statements of Operations -
                 Quarters and Six Months Ended June 30,
                 1995 and 1994                                             4

                 Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 1995 and 1994                   5

                 Notes to Condensed Consolidated Financial Statements      6-10


Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          11-17

PART II.   OTHER INFORMATION

Item 5.    Other Information                                               18

Item 6.    Exhibits and Reports on Form 8-K                                18-19

           SIGNATURES                                                      20

Part 1.  Financial Information

Item 1.  Financial Statements

                     MERCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollars in Thousands, Except Per Share Data)
                               (Unaudited)


                                                                          June 30,  December 31,
                                                                           1995         1994
                                                                          --------  ------------
ASSETS:

Cash & temporary cash investments                                           $1,717         $96

Accounts receivable:
    Trade, net of reserve for doubtful accounts of $29 and $23 at
           June 30, 1995 and December 31, 1994, respectively                   245          264
        Other                                                                   22          187

Prepaid expenses and other                                                     137          150

Property, plant and equipment                                               38,977       38,583

Less - accumulated depreciation                                             23,439      22,132
                                                                           -------    --------
        Net property, plant and equipment                                   15,538      16,451

Intangible assets - net of accumulated amortization of $2,222 and $2,068
     at June 30, 1995 and December 31, 1994, respectively                    2,521       2,675
                                                                           -------    --------
        Total Assets                                                       $20,180     $19,823
                                                                          ========    ========

LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIENCY:

Accounts payable, trade                                                       $178        $298
Accounts payable, related parties                                            1,197         534
Notes payable, related party                                                 2,287         --
Other liabilities                                                            2,181       1,861
Accrued litigation costs                                                     2,874       4,400
Debt                                                                        24,693      25,926
                                                                           -------    --------
      Total Liabilities                                                     33,410      33,019
                                                                           -------    --------

SHAREHOLDERS' CAPITAL DEFICIENCY:

Preferred stock, $100 par value, 150,000 shares authorized,
        none issued and outstanding
Common stock, $1 par value, 5,000,000 shares authorized,
        2,393,530, issued and outstanding at June 30, 1995
        and December 31, 1994                                                2,393       2,393

Additional paid-in capital                                                   5,512       5,512

Accumulated deficit                                                        (21,135)    (21,101)
                                                                           -------    --------
      Total Shareholders' Capital Deficiency                               (13,230)    (13,196)
                                                                           -------    --------
        Total Liabilities and Shareholders' Capital Deficiency             $20,180     $19,823
                                                                          ========    ========

See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         Quarter Ended June 30,     Six Months Ended June 30,
                                         ----------------------     -------------------------
                                          1995           1994         1995             1994
                                         ------         ------       ------           ------
Sales                                    $3,541         $3,200       $6,844           $6,362
                                         ------         ------       ------           ------
Cost and expenses                         2,173          1,925        4,276            3,892

Depreciation and amortization               766            757        1,529            1,525
                                         ------         ------       ------           ------
        Total operating expenses          2,939          2,682        5,805            5,417
                                         ------         ------       ------           ------
        Operating income                    602            518        1,039              945
                                         ------         ------       ------           ------

Other (Income) Expenses:

Interest income                             (16)            (7)         (22)             (14)
Other expense (income)                        0             (2)          44              (16)
Interest expense                            557            540        1,051            1,022
                                         ------         ------       ------           ------
        Total other expenses, net           541            531        1,073              992
                                         ------         ------       ------           ------
        Income (loss) before income tax      61            (13)         (34)             (47)

Provision for income taxes                   --             --           --               --
                                         ------         ------       ------           ------
          Net income (loss)                 $61           ($13)        ($34)            ($47)
                                         ======         ======       ======           ======

Net income (loss) per average common
    share                                 $0.03         ($0.01)      ($0.01)          ($0.02)
                                         ======         ======       ======           ======
Weighted Average Common Shares
    Outstanding (in thousands)            2,393          2,393        2,393            2,393
                                         ======         ======       ======           ======

See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                    1995              1994
                                                                  -------           -------
Net Cash Provided By Operating Activities                          $1,022            $1,329
                                                                   ------            ------

Cash Flows From Investing Activities -
    Expansion, improvements and other                                (455)             (569)
                                                                   ------            ------

Cash Flows From Financing Activities -
    Repayment of bank loans                                        (1,233)           (1,008)
    Note payable, related party                                     2,287               --
                                                                   ------            ------

Net cash provided by (used in) financing activities                 1,054            (1,008)
                                                                   ------            ------

Net increase (decrease) in cash & temporary cash investments        1,621              (248)


Cash & temporary cash investments, January 1,                          96               989
                                                                   ------            ------

Cash & temporary cash investments, June 30,                        $1,717            $  741
                                                                   ======            ======

Supplemental Disclosures of Cash Flow Information
    Cash paid during the year for:
        Interest                                                   $  648            $  915
        Taxes                                                         --                --

See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)


(1) RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information. The condensed consolidated financial statements should be read in conjunction with the annual statements and notes thereto included in the Company's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K, as amended on June 28, 1995 and further amended on July 11, 1995. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ended December 31, 1995.

(2) GOING CONCERN

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The existing debt and equity of the Company is not adequate to provide resources for the viable operation of the business. While the existing debt and equity of the Company is not adequate to provide resources for the viable operation of the business, the Company has pursued measures to raise additional capital and restructure its debt. These measures include the completion, on August 10, 1995, of a stock rights offering and the negotiation of a commitment letter from the Company's bank to restructure its debt, subject to certain conditions. These matters are more fully described in Notes 3 and 6, as well as the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company must be able to generate cash to service its debt, either as currently structured or based on the terms of the commitment letter, if executed, to repay amounts of approximately $2.8 million owed to a former officer under the terms of a settlement agreement and to make the capital expenditures necessary to remain competitive. As a result of these factors, there remains doubt about the Company's ability to continue as a going concern.

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)


(3) DEBT

Debt consists of the following:

                                 June 30          December 31
                                  1995               1994
                                  ----               ----
Credit Agreement                 $19,693            $20,926
Demand Note                        5,000              5,000
                                 -------            -------
Total                            $24,693            $25,926
                                 =======            =======

The Company entered into a $25,000 Credit Agreement with a bank in November 1989. The agreement was amended in April 1990 to provide for borrowings up to $27,000. The agreement was further amended in 1992, 1993 and 1994 to restructure the mandatory repayments due at December 31, 1992, December 31, 1993 and December 31, 1994, respectively. The restructured payments due at year end 1992 and 1993 have been paid in full, as restructured. The original amount due on December 31, 1994 was $3,024. The December 1994 restructuring required principal payments of $1,250 on December 31, 1994 and $887 on each of March 31, 1995 and June 30, 1995. The December 31, 1994 and March 31, 1995 payments have been repaid. The Company obtained a waiver related to the $887 payment due on June 30, 1995 and repaid $346. C-TEC Corporation ("C-TEC"), which owns 43.63% of the Company's outstanding Common Stock loaned $887 to the Company to enable it to make the principal payment of $887 scheduled for March 31, 1995. The loan from C-TEC bears interest at a rate equal to the weighted average effective rate charged by the Company's bank under the Credit Agreement for the relevant period and is payable on demand. The remaining amount owed of $541 is currently due on August 31, 1995. This payment is subject to change depending upon the outcome of refinancing the Company's debt discussed below. On June 30, 1995 the Company had borrowings outstanding under the Credit Agreement of $19,693 at a weighted average effective rate of 7.7%. The Credit Agreement contained a revolving credit period which expired on December 31, 1991.

At June 30, 1995 the Company was in compliance with all other covenants associated with its Credit Agreement.

In April 1990, the Company obtained a credit facility commitment from a bank providing for borrowings up to $5,000. The full commitment was borrowed by the Company. At June 30, 1995, the effective interest rate was 10.75%. The outstanding balance is due upon demand.

Debt is secured by a pledge of the stock of the Company's subsidiaries.

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)


On June 13, 1995, the Company and its bank, Morgan Guaranty Trust Company ("Morgan Guaranty") entered into a Commitment Letter (the "Commitment Letter") pursuant to which the parties agreed, subject to certain conditions, to amend the Credit Agreement dated November 26, 1989, as previously amended (the "Credit Agreement"), between the Company and Morgan Guaranty, and to enter into an additional 364-day facility as described below. Subject to the terms and conditions of the Commitment Letter, and based on outstanding borrowings as of June 30, 1995 (i) the Credit Agreement will be amended to be a 7.5 year amortizing term loan of approximately $24,693 with a final maturity of December 31, 2002, (the "Term Loan") and (ii) Morgan Guaranty and the Company will enter into a 364-day revolving credit facility of $2,000 maturing 364 days after the date of such facility. Indebtedness of $5,000 evidenced by a demand note held by Morgan Guaranty (the "Morgan Demand Note") will be refinanced as follows: (a) the Morgan demand note will be canceled and (b) the amount outstanding under the Term Loan will be increased by $5,000 from $19,693 to $24,693. The Company will be required to repay $5,693 in the second half of 1995. Thereafter, the Term Loan will be required to be paid in equal quarterly installments. The Company, as stated above, has previously pledged the common stock of its operating subsidiaries to secure its obligation under the Credit Agreement. Such pledge will continue and will secure the obligations under both the Credit Agreement and the 364-Day Facility. If the Credit Agreement is amended according to the terms and conditions of the Commitment Letter the Company will endeavor to supplement this pledge by granting to Morgan Guaranty a first lien on certain material assets of the Company and its subsidiaries.

The obligation of Morgan Guaranty to so amend the Credit Agreement, and to enter into the 364-Day facility, in accordance with the Commitment Letter is subject to certain conditions, the most significant of which is that the gross proceeds to the Company from the equity rights offering, discussed more fully in Note 6, must be at least $8,500. There can be no assurance that these conditions will be satisfied.

(4) INCOME TAXES

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

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)


Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at June 30, 1995 and December 31, 1994 are as follows:

                                             June 30,       December 31,
                                               1995             1994
                                               ----             ----
Net operating loss carryovers                $ 4,404           $ 3,329
Alternative minimum tax credits                   13                13
Reserves                                         324             1,515
Other, net                                       298               311
                                             -------           -------
      Total deferred assets                    5,039             5,168
                                             -------           -------
Property, plant and equipment                  2,847             2,971
Intangible assets                                163               161
                                             -------           -------
      Total deferred liabilities               3,010             3,132
                                             -------           -------
      Subtotal                                 2,029             2,036

Valuation allowance                           (2,029)           (2,036)
                                             -------           -------
Total deferred taxes                         $   -             $   -
                                             =======           =======

A valuation allowance has been provided for the portion of the deferred tax assets which, in the opinion of management is not likely to be utilized. The net change in the valuation allowance was a decrease of $7 for the six months ended June 30, 1995.

(5) RELATED PARTY TRANSACTIONS

The Company has two demand notes outstanding with C-TEC, a stockholder of the Company, in the amount of $2,287 at June 30, 1995. The demand notes enabled the Company to make the scheduled principal payment of $887 owed under its Credit Agreement on March 31, 1995, and $1,400 in June 1995 in fulfillment of a settlement agreement entered into with a former officer of the Company. Both demand notes from C-TEC bear interest at 6.875% at June 30, 1995, which rate is equal to the weighted average effective rate charged by the Company's bank under the Credit Agreement for the relevant period and are payable on demand.

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)

(6) SUBSEQUENT EVENTS - STOCK RIGHTS OFFERING

On August 10, 1995, the Company completed the rights offering, resulting in anticipated net proceeds, after deducting issuance costs, of approximately $8,100. Shareholders of record at the close of business on July 20, 1995 were entitled to one right for every share of Common Stock held. Rights holders were able to purchase for a price of $3.60 per share, one share of Common Stock for each right held.

The Company expects to use the net proceeds from the rights offering to (i) repay $5 million of outstanding indebtedness to Morgan Guaranty under a credit agreement, and (ii) to repay approximately $2.3 million of outstanding indebtedness to C-TEC under two demand notes. The remaining proceeds will be used for general corporate purposes, including capital expenditures.

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

Results of Operations

For the three months ended June 30, 1995, the Company had net income of $61 as compared to a $13 net loss for the comparable period in 1994. This represents an increase of $74 or 569% between periods. The Company's net loss for the six months ended June 30, 1995 decreased $13 or 28% from the comparable period in 1994. This represents an improvement of $0.04 and $0.01 per average common share for the three and six month periods respectively.

Sales for the three months ended June 30, 1995, increased by $341 or 10.7% over the comparable period in 1994 while sales for the first six months ended June 30, 1995 increased $482 or 7.6%. The increase is primarily due to an additional 2,481 average basic subscribers per month during the first six months of 1995 compared to the same period in 1994 amounting to $187 and $353 of increased basic revenues for the three and six months, respectively. In addition, a basic rate increase implemented during April 1995 added approximately $85 in sales between quarters. Also contributing to the increase was $54 and $111 of additional premium revenue for the three and six months ended June 30, 1995 as compared to the same periods in 1994 due to program package restructuring during the second quarter of 1994.

Total costs and expenses, exclusive of depreciation and amortization, for the three and six month period ended June 30, 1995, increased by $248 or 12.9% and $384 or 9.9%, respectively, when compared to the same periods in 1994. The increases for the three and six month periods were primarily due to increases in programming costs. Increases in programming costs are directly related to additional basic and premium customers and basic channels as well as increases in programming rates from suppliers.

Other expenses increased by $60 for the six month period due to an additional accrual of $52 in the first quarter of 1995 for the liability related to the Lahey lawsuit.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)

Liquidity and Capital Resources

The Company does not have liquid assets to repay all of its outstanding obligations at June 30, 1995 or any available lines of credit or other significant sources of liquidity. While the existing debt and equity of the Company is not adequate to provide resources for the viable operation of the business, the Company has pursued measures to raise additional capital and restructure its debt. These measures include the completion, on August 10, 1995, of a stock rights offering and the negotiation of a commitment letter from the Company's bank to restructure its debt, subject to certain conditions. These matters are more fully discussed below. The Company has increased its available cash balance by $1,621 since December 31, 1994. Cash and temporary cash investments were $1,717 at June 30, 1995 as compared to $96 at December 31, 1994. Excess cash generated by operations over capital expenditures in the first six months accounted for $567 of the increase. The remaining increase in cash of $1,054 was generated by borrowings from C-TEC. As discussed below, due to cash flow concerns the Company borrowed the funds from C-TEC for both repayment of its $887 principal payment due on March 31, 1995 and its $1,400 obligation due to a former officer on July 1, 1995 pursuant to a settlement agreement entered into on April 19, 1995. The settlement pertained to a lawsuit commenced in 1988, relating to Mr. Lahey's termination as president of Communications and Cable Vision, Inc., a subsidiary of the Company. The Company agreed to pay Mr. Lahey $4.3 million over a four year time frame in full satisfaction of all claims related to the above litigation. The Company paid Mr. Lahey $100 and $1.4 million in April and June, 1995, respectively, as stipulated in the settlement agreement. Under the settlement agreement, C-TEC ensured payment of the $1.4 million in a timely manner in the event the Company lacked sufficient funds. Except for the $1.4 million, C-TEC does not guarantee the Company's performance under the settlement agreement. The remaining $2.8 million will be paid in equal installments over a four year period on or about July 1 of each of the subsequent years.

The Company's outstanding debt, including the Notes owed to C-TEC at June 30, 1995 was $26,980. The Company's bank agreed to allow the Company to restructure a principal payment of $3,024 due in December of 1994, into three installments of $1,250, $887 and $887, due in December 1994, March and June 1995, respectively. The December 1994 and March 1995 installments have been repaid as restructured. However, due to cash flow concerns, the March 1995 payment was made from funds loaned to the Company by C-TEC. The Company obtained a waiver for the principal payment of $887 due on June 30, 1995. The Company repaid $346 on June 30, 1995. The payment was made from available cash balances of the Company. The Company was in compliance with all other covenants of its Credit Agreement at June 30, 1995.

On June 13, 1995, the Company and its bank, Morgan Guaranty Trust Company ("Morgan Guaranty") entered into a Commitment Letter (the "Commitment Letter") pursuant to which they agreed, subject to certain conditions, to amend the Credit Agreement dated November 26, 1989,

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)

Liquidity and Capital Resources, continued

as previously amended (the "Credit Agreement"), between the Company and Morgan Guaranty, and to enter into an additional 364-day facility as discussed in
Note 3.

In April 1995, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") to register up to 2,393,530 shares of its Common Stock that were offered for sale to shareholders in a rights offering. On
July 13, 1995, the Company's registration statement became effective. The Company distributed non-transferable subscription rights to holders of shares of its Common Stock to subscribe for and purchase shares of its Common Stock at a subscription price of $3.60 per share. Shareholders of record at the close of business on July 20, 1995 received one right for every share of Common Stock held. Rights holders were entitled to purchase one share of Common Stock for each right held. Each right also carried the right to "oversubscribe" at the subscription price for shares of Common Stock that were not otherwise purchased pursuant to the exercise of rights. The rights offering concluded on August 10, 1995.

C-TEC, which owns approximately 43.63 percent of the outstanding Common Stock, exercised all of the rights it received in respect of the shares it holds at an aggregate subscription price of $3.76 million and committed to oversubscribe for all other available shares of Common Stock which were offered for sale in the rights offering. The opportunity to exercise the right to oversubscribe was available to all holders of rights on the same terms.

The Company expects to use the net proceeds from the rights offering, which will be approximately $8.1 million after payment of fees and expenses, to (i) repay $5 million of outstanding indebtedness to Morgan Guaranty under a credit agreement, and (ii) to repay approximately $2.3 million of outstanding indebtedness to C-TEC under two demand notes. The remaining proceeds will be used for general corporate purposes, including capital expenditures.

The Company must be able to continue to manage its costs and increase its revenues through rate increases, the offering of new products, and the expansion of its territories. However, revenue growth has been impacted by the previous elimination of capital projects due to the ongoing cash flow concerns and the effect rate regulation has had on the Company in particular and the industry as a whole. Although operating expenses continued to rise the Company has been unable to raise its rates previously due to rate freezes and other factors discussed in more detail in the Regulatory Matters below. The last rate increase in the Company's Michigan operations prior to April 1995 was on July 1, 1992. In April 1995 the Company instituted a basic rate increase according to the rules and regulations established by the FCC which will provide an additional $500 in revenues on an annualized basis.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)

Liquidity and Capital Resources, continued

As noted earlier, the Company is currently in the process of restructuring both the equity and debt of the Company. The Company has signed a commitment letter with its bank and is currently working with its bank to finalize the agreement. The Company must be able to generate cash to service its debt, either as currently structured or based on the terms of the commitment letter, if executed, to repay amounts of approximately $2.8 million owed to a former officer under the terms of a settlement agreement and to make the capital expenditures necessary to remain competitive. As a result of these factors, there remains doubt about the Company's ability to continue as a going concern.

Regulatory Matters

The Company, like other operators of cable television systems, is subject to regulation at the federal, state and local levels. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proceedings or proposals. On October 5, 1992, Congress passed the Cable Television Consumer Protection and Competition Act of 1992 (the "Act"), which regulated certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and which have increased the administrative costs of complying with such regulations. The most significant provision of the Act requires the FCC to establish rules to ensure that rates for basic services are reasonable for subscribers in areas without effective competition as defined in the Act. Few municipalities served by the Company are subject to effective competition. The FCC has delegated the responsibility of regulation of the basic tier to the applicable franchise authority, provided such authority becomes certified to regulate by the FCC.

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

On June 5, 1995, the FCC released the text of a small system rate relief order (the "Order"). The Order provides that "small systems" ( i.e. those with 15,000 or fewer subscribers) owned by "small cable companies" (i.e. serving 400,000 or fewer subscribers) may file a very streamlined cost-of-service analysis to justify their rates. The Company anticipates being classified as a small system under these new rules. The full text of the Order is expected to be released in August, 1995.

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

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)

Regulatory Matters, continued

The Company is continuing to evaluate the effect of FCC regulations on its rates. All existing rates as well as future rate increases for basic cable service must be approved by the local municipality if it has certified to regulate basic cable service rates. To date, approximately 36% of the Company's municipalities have filed to regulate basic cable service rates with 23% of these municipalities currently certified to regulate basic rates. The FCC regulates basic cable service rates in noncertified municipalities from which it receives customer complaints.

With respect to the FCC's initial rules, in November, 1993, the FCC issued letters of inquiry to the Company and other cable operators to investigate the way in which regulated program services were moved to unregulated a la carte offerings and whether these and other changes were in compliance with the original Act. The Company believes it is in full compliance with the original Act. The two letters of inquiry were terminated during the fourth quarter of 1994 since these franchises withdrew their complaints and accepted the Company's settlement offer. The Company has been challenged on its existing regulated rate structure by additional communities in Michigan which were not a part of the FCC's letters of inquiry and has settled with all but one of these communities. The Company has accrued an amount which represents the Company's best estimate of its subscriber refund liability in Michigan. This amount represents a reduction of the limited basic rate by $0.30 per month for each subscriber from December 31, 1994, back to the date of initial regulation. This proposed settlement with the Michigan communities was an effort to resolve the regulatory issues and avoid possible extended litigation. Communities representing approximately 69% of the Company's Michigan subscriber base have accepted the proposed settlement offer which precludes challenges for various periods extending beyond 1995. The Company has either settled challenges or accrued for anticipated exposures related to initial rate regulation which was effective September 1993.

The FCC issued new rate regulation guidelines which were effective May 1994. The Company believes it is in compliance with the amended rate regulation provisions; however, the Company has been notified that two complaints have been filed to date, as discussed below, and there is no assurance that there will not be additional challenges to its restructured rates.

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

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)

Regulatory Matters, continued

During the first quarter of 1995, the Company commenced basic rate increase notifications to all of its Michigan subscribers. The rate increase was implemented in April 1995. The increase was in conformity with the settlement agreements discussed previously and the FCC going forward rules. One community to date has filed a complaint with the FCC relative to the April rate increase on the basic cable service tier. In addition, one subscriber to date, has filed a complaint with the FCC relative to the April rate increase on the cable programming service tier.

No assurances can be given at this time that the above matters will not have a material adverse effect on the Company's business and results of operations in the future. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the cable industry in general or the Company in particular.

Part II  Other Information

Item 5.      Other Information

In April 1995, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") to register up to 2,393,530 shares of its Common Stock that were offered for sale to shareholders in a rights offering. On July 13, 1995, the Company's registration statement became effective. The Company distributed non-transferable subscription rights to holders of shares of its Common Stock to subscribe for and purchase shares of its Common Stock at a subscription price of $3.60 per share. Shareholders of record at the close of business on July 20, 1995 received one right for every share of Common Stock held. Rights holders were entitled to purchase one share of Common Stock for each right held. Each right also carried the right to "oversubscribe" at the subscription price for shares of Common Stock that were not otherwise purchased pursuant to the exercise of rights. The rights offering concluded on August 10, 1995.

C-TEC, which owns approximately 43.63 percent of the outstanding Common Stock, exercised all of the rights it received in respect of the shares it holds at an aggregate subscription price of $3.76 million and committed to oversubscribe for all other available shares of Common Stock which were offered for sale in the rights offering. The opportunity to exercise the right to oversubscribe was available to all holders of rights on the same terms.

The Company expects to use the net proceeds from the rights offering, which will be approximately $8.1 million after payment of fees and expenses, to (i) repay $5 million of outstanding indebtedness to Morgan Guaranty under a credit agreement, and (ii) to repay approximately $2.3 million of outstanding indebtedness to C-TEC under two demand notes. The remaining proceeds will be used for general corporate purposes, including capital expenditures.

Item 6.      Exhibits and Reports on Form 8-K

(a).     Exhibits
         (10.12) Waiver dated as of June 26, 1995, to Credit Agreement dated as of November 26, 1989 by and between Registrant and Morgan Guaranty Trust Company of New York

         (27)     Financial Data Schedule

(b).     Reports on Form 8-K

The Company filed a Form 8-K on May 4, 1995 relative to a Settlement Agreement and Mutual Release entered into on April 19, 1995 between Communications and Cable Vision, Inc. and Mercom, Inc. and Kenneth E. Lahey. The settlement pertained to outstanding litigation which commenced in 1988 with Mr. Lahey as president of Communications and Cable Vision Inc. The Company agreed, subject to certain terms and conditions as set forth in the Settlement Agreement and Mutual Release, to pay Mr. Lahey $4.3 million over a 4 year time frame.

Item 6.      Exhibits and Reports on Form 8-K

The Company filed a Form 8-K on June 14, 1995 to announce the signing of a Commitment Letter with Morgan Guaranty Trust Company of New York on June 13, 1995 pursuant to which they agreed, subject to certain terms and conditions, to amend the Credit Agreement dated November 26, 1989. The Credit Agreement will be amended to be a 7.5 year amortizing term loan with final maturity of December 31, 2002. In addition, Morgan Guaranty and the Company will enter into a 364-day revolving credit facility of $2,000,000 maturing 364 days after the date of such facility.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    MERCOM, INC.


                                                    /s/ Bruce Godfrey
DATE: August 14, 1995                               ----------------------------
                                                    Bruce Godfrey
                                                    Executive Vice President and
                                                    Chief Financial Officer