Form 10-Q
period 1995-09-30
MERCOM INC
filed 1995-11-14
CIK 850315

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                   FORM 10-Q


(Mark One)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 September 30, 1995
                               -------------------------------------------------


                                      OR


( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               ------------------------------------
Commission file number                     0-17750
                       --------------------------------------------



                                 MERCOM, INC.
--------------------------------------------------------------------------------
            (Exact name or registrant as specified in its charter)

           Delaware                                        38-2728175
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


                              105 Carnegie Center
                       Princeton, New Jersey 08540-6215
                       --------------------------------
                   (Address of principle executive offices)
                                  (Zip Code)



                                (609) 734-3737
--------------------------------------------------------------------------------
              (Registrant's telephone number including area code)

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
YES  X   NO
    ---     ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of October 31, 1995.


                    Common Stock          4,787,060 shares


This Form 10-Q consists of 17 sequentially numbered pages.

                         MERCOM, INC. AND SUBSIDIARIES


                                     INDEX


PART I.   FINANCIAL INFORMATION                                       PAGE NO.


 Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets -
                 September 30, 1995 and December 31, 1994                 3

                 Condensed Consolidated Statements of Operations -
                 Quarters and Nine Months Ended September 30,
                 1995 and 1994                                            4


                 Condensed Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 1995 and 1994            5

                 Notes to Condensed Consolidated Financial Statements     6-9


 Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10-15


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                               16

 Item 6.  Exhibits and Reports on Form 8-K                                16


          SIGNATURES                                                      17

Part 1.  Financial Information

Item 1.  Financial Statements

                         MERCOM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                                      September 30,    December 31,
                                                                                          1995            1994
                                                                                      ------------     ------------
ASSETS:

Cash & temporary cash investments                                                           $2,393              $96

Accounts receivable:
    Trade, net of reserve for doubtful accounts of $32 and $23 at
     September 30, 1995 and December 31, 1994, respectively                                    266              264
    Other                                                                                       35              187

Prepaid expenses and other                                                                     268              150

Property, plant and equipment                                                               39,187           38,583

Less - accumulated depreciation                                                             24,105           22,132
                                                                                      ------------     ------------
    Net property, plant and equipment                                                       15,082           16,451

Intangible assets - net of accumulated amortization of $2,299 and $2,068
  at September 30, 1995 and December 31, 1994, respectively                                  2,443            2,675
                                                                                      ------------     ------------
    Total Assets                                                                           $20,487          $19,823
                                                                                      ============     ============
LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIENCY:

Accounts payable, trade                                                                       $451             $298
Accounts payable, related parties                                                            1,046              534
Other liabilities                                                                            1,679            1,861
Accrued litigation costs                                                                     2,864            4,400
Debt                                                                                        19,276           25,926
                                                                                      ------------     ------------
    Total Liabilities                                                                       25,316           33,019
                                                                                      ------------     ------------
SHAREHOLDERS' CAPITAL DEFICIENCY:

Preferred stock, $100 par value, 150,000 shares authorized,
  none issued and outstanding
Common stock, $1 par value, 5,000,000 shares authorized,
  4,787,060 and 2,393,530, issued and outstanding at September 30,
  1995 and December 31, 1994, respectively.                                                  4,787            2,393

Additional paid-in capital                                                                  11,373            5,512

Accumulated deficit                                                                        (20,989)         (21,101)
                                                                                      ------------     ------------
    Total Shareholders' Capital Deficiency                                                  (4,829)         (13,196)
                                                                                      ------------     ------------
      Total Liabilities and Shareholders' Capital Deficiency                               $20,487          $19,823
                                                                                      ============     ============


See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)

                                                                Quarter Ended Sept 30,          Nine Months Ended Sept 30,
                                                                ----------------------          --------------------------
                                                                1995              1994            1995              1994
                                                                ----              ----            ----              ----
Sales                                                           $3,556            $3,214         $10,399            $9,576
                                                              --------          --------        --------          --------
Cost and expenses                                                2,186             1,941           6,462             5,834

Depreciation and amortization                                      743               747           2,272             2,272
                                                              --------          --------        --------          --------
        Total operating expenses                                 2,929             2,688           8,734             8,106
                                                              --------          --------        --------          --------
        Operating income                                           627               526           1,665             1,470
                                                              --------          --------        --------          --------
Other (Income) Expenses:

Interest income                                                    (31)               (6)            (53)              (21)
Other expense (income)                                               0                19              44                 3
Interest expense                                                   512               531           1,563             1,553
                                                              --------          --------        --------          --------
        Total other expenses, net                                  481               544           1,554             1,535
                                                              --------          --------        --------          --------
        Income (loss) before income tax                            146               (18)            111               (65)

Provision for income taxes                                         --                  2             --                  2
                                                              --------          --------        --------          --------
        Net income (loss)                                         $146              ($20)           $111              ($67)
                                                              ========          ========        ========          ========
Net income (loss) per average common share                       $0.04            ($0.01)          $0.04            ($0.03)
                                                              ========          ========        ========          ========
Weighted Average Common Shares Outstanding (in thousands)        3,746             2,393           2,849             2,393
                                                              ========          ========        ========          ========

See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)

                                                                    Nine Months Ended Sept 30,
                                                                    --------------------------
                                                                      1995              1994
                                                                      ----              ----
Net Cash Provided By Operating Activities                             $1,356            $1,839
                                                                   ---------         ---------
Cash Flows From Investing Activities -
  Expansion, improvements and other                                     (664)             (870)
                                                                   ---------         ---------
Cash Flows From Financing Activities -
  Repayment of bank loans                                             (6,650)           (1,008)
  Note payable, related party                                          2,287              --
  Repayment of note payable, related party                            (2,287)             --
  Net proceeds from the issuance of common stock                       8,255              --
                                                                   ---------         ---------

Net cash provided by (used in) financing activities                    1,605            (1,008)
                                                                   ---------         ---------

Net increase (decrease) in cash & temporary cash investments           2,297               (39)

Cash & temporary cash investments, January 1,                             96               989
                                                                   ---------         ---------

Cash & temporary cash investments, September 30,                      $2,393              $950
                                                                   =========         =========
Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
    Interest                                                          $1,706            $1,562
    Taxes                                                               --                  $4

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


(2)  DEBT

Debt consists of the following:


                         Sept 30     December 31
                          1995          1994
                          ----          ----
Credit Agreement        $19,276       $20,926
Demand Note                -            5,000
                        -------       -------
Total                   $19,276       $25,926
                        =======       =======

The Company entered into a $25,000 Credit Agreement with a bank in November 1989. The agreement was amended in April 1990 to provide for borrowings up to $27,000. The agreement was further amended in 1992, 1993 and 1994 to restructure the mandatory repayments due at December 31, 1992, December 31, 1993 and December 31, 1994, respectively. The agreement was again amended in August, 1995 as discussed in more detail below. On September 30, 1995 the Company had borrowings outstanding under the Credit Agreement of $19,276 at a weighted average effective rate of 7.0%. The Credit Agreement contained a revolving credit period which expired on December 31, 1991.

At September 30, 1995 the Company was in compliance with all covenants associated with its Credit Agreement. The most restrictive covenant contained in the amended Credit Agreement pertains to the debt to operating cash flow ratio. The agreement in 1995 requires the company to maintain a debt to cash flow ratio of less than five times. The ratio decreases in subsequent years per the agreement.

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)



In April 1990, the Company obtained a credit facility commitment from a bank providing for borrowings up to $5,000. The full commitment was borrowed by the Company. This credit facility was refinanced in August 1995, as discussed below.

Debt is secured by a pledge of the stock of the Company's subsidiaries.

On August 16, 1995, the Company and its bank, Morgan Guaranty Trust Company ("Morgan Guaranty") amended and restated the Credit Agreement dated November 26, 1989, as previously amended (the "Credit Agreement"), between the Company and Morgan Guaranty, and entered into an additional 364-day facility as described below. The Credit Agreement was amended to be a 7.5 year amortizing term loan of approximately $24,693 with a final maturity of December 31, 2002, (the "Term Loan") and Morgan Guaranty and the Company entered into a 364-day revolving credit facility of $2,000 maturing 364 days after the date of such facility. Indebtedness of $5,000 evidenced by a demand note held by Morgan Guaranty (the "Morgan Demand Note") was refinanced as follows: (a) the Morgan demand note was canceled and (b) the amount outstanding under the Term Loan was increased by $5,000 from $19,693 to $24,693. The Company was required by the amended Credit Agreement to repay $5,417 in the third quarter of 1995. An additional payment of $346 is payable on December 31, 1995. Thereafter, the annual amounts due under the Term Loan, as reflected below, will be required to be paid in quarterly installments. The Company, as stated above, has previously pledged the common stock of its operating subsidiaries to secure its obligation under the Credit Agreement. Such pledge will continue and will secure the obligations under both the Credit Agreement and the 364-Day Facility. The amended Credit Agreement required the Company to supplement this pledge by granting to Morgan Guaranty a first lien on certain material assets of the Company and its subsidiaries.

Maturities of the amended and restated Credit Agreement are as follows:

                            Aggregate
               Year          Amounts
               ----          -------
               1996           1,500
               1997           1,750
               1998           2,100
               1999           2,600
               2000           3,750
               Thereafter     7,230

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)



(3) INCOME TAXES

The provision (benefit) for income taxes is different from the amounts computed by applying the U. S. statutory federal tax rate of 34% primarily due to losses producing no current federal tax benefits due to uncertainty of realization.

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at September 30, 1995 and December 31, 1994 are as follows:

                                            Sept 30,    December 31,
                                             1995           1994
                                             ----           -----
Net operating loss carryovers             $  4,295         $  3,329
Alternative minimum tax credits                 13               13
Reserves                                       321            1,515
Other, net                                     302              311
                                          --------         --------
    Total deferred assets                    4,931            5,168
                                          --------         --------
Property, plant and equipment                2,797            2,971
Intangible assets                              164              161
                                          --------         --------
    Total deferred liabilities               2,961            3,132
                                          --------         --------

    Subtotal                                 1,970            2,036

Valuation allowance                         (1,970)          (2,036)
                                          --------         --------
Total deferred taxes                      $   -            $   -
                                          ========         ========

A valuation allowance has been provided for the portion of the deferred tax assets which, in the opinion of management is not likely to be utilized. The net change in the valuation allowance was a decrease of $66 for the nine months ended September 30, 1995.

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)



(4) RELATED PARTY TRANSACTIONS

The Company had amounts due to C-TEC Corporation, majority stockholder of the Company, and C-TEC subsidiaries ("C-TEC") of $1,046 and $534 at September 30, 1995 and December 31, 1994, respectively, primarily related to management services provided by C-TEC. The Company entered into a management agreement with C-TEC in 1992, pursuant to which C-TEC will manage the Company's cable television systems' operations. The management agreement was approved by the Company's Board of Directors.


(5) STOCK RIGHTS OFFERING

On August 10, 1995, the Company completed the issuance of 2,393,530 shares of Common Stock through a rights offering, resulting in net proceeds, after deducting issuance costs, of $8,255. Shareholders of record at the close of business on July 20, 1995 were entitled to one non-transferable right for every share of Common Stock held. Rights holders were able to purchase for a price of $3.60 per share, one share of Common Stock for each right held.

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


Results of Operations

For the three months ended September 30, 1995, the Company had net income of $146 as compared to a $20 net loss for the comparable period in 1994. This represents an increase of $166 or 830% between periods. The Company had net income for the nine months ended September 30, 1995 of $111 compared to a $67 net loss for the comparable period in 1994. This represents an increase of $178 or 266% between periods. The above reflects an improvement of $0.05 and $0.07 per average common share for the three and nine month periods respectively.

Sales for the three months ended September 30, 1995, increased by $342 or 10.6% over the comparable period in 1994 while sales for the nine months ended September 30, 1995 increased $823 or 8.6%. The increase is primarily due to an additional 2,410 average basic subscribers per month during the first nine months of 1995 compared to the same period in 1994 amounting to $148 and $473 of increased basic revenues for the three and nine months, respectively. In addition, a basic rate increase implemented during April 1995 added approximately $188 and $217 in sales for the three and nine months, respectively. Also contributing to the increase was $39 and $150 of additional premium revenue for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 due to program package restructuring during the second quarter of 1994.

Total costs and expenses, exclusive of depreciation and amortization, for the three and nine month period ended September 30, 1995, increased by $245 or 12.6% and $628 or 10.8%, respectively, when compared to the same periods in 1994. The increases for the three and nine month periods were primarily due to increases in programming costs. Increases in programming costs are directly related to additional basic and premium customers and basic channels as well as increases in programming rates from suppliers.

Other expenses increased by $41 for the nine month period due to an additional accrual of $52 in the first quarter of 1995 for the liability related to the Lahey lawsuit.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)


Liquidity and Capital Resources

The Company has increased its available cash balance by $2,297 since December 31, 1994. Cash and temporary cash investments were $2,393 at September 30, 1995 as compared to $96 at December 31, 1994. Excess cash generated by operations over capital expenditures in the first nine months accounted for $692 of the increase. The remaining increase in cash of $1,605 was generated by a stock rights offering which concluded in August 1995.

The Company's outstanding debt at September 30, 1995 was $19,276. The Company was in compliance with all covenants of its Credit Agreement at September 30, 1995.

On August 16, 1995, the Company and its bank, Morgan Guaranty Trust Company ("Morgan Guaranty") entered into an agreement pursuant to which they agreed, subject to certain conditions, to amend the Credit Agreement dated November 26, 1989, as previously amended (the "Credit Agreement"), between the Company and Morgan Guaranty, and entered into an additional 364-day facility as discussed in
Note 3.

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

C-TEC, which owned approximately 43.63 percent of the outstanding Common Stock, exercised all of the rights it received in respect of the shares it holds at an aggregate subscription price of $3.76 million and committed to oversubscribe for all other available shares of Common Stock which were offered for sale in the rights offering. The opportunity to exercise the right to oversubscribe was available to all holders of rights on the same terms. C-TEC, after exercising all of its rights and oversubscribing for other available shares of Common Stock, now owns 61.92 percent of the outstanding shares of Common Stock.

The Company used a portion of the net proceeds from the rights offering, which was approximately $8.2 million after payment of fees and expenses, to (i) repay $5.1 million of outstanding indebtedness to Morgan Guaranty under a credit agreement, and (ii) to repay approximately $2.3 million of outstanding indebtedness to C-TEC under two demand notes. The remaining proceeds will be used for general corporate purposes, including capital expenditures.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)


Liquidity and Capital Resources, continued

The Company must be able to continue to manage its costs and increase its revenues through rate increases, the offering of new products, and the expansion of its territories. Revenue growth was impacted previously due to the elimination of capital projects resulting from ongoing cash flow concerns and the effect rate regulation has had on the Company in particular and the industry as a whole. Although operating expenses continued to rise the Company was unable to raise its rates previously due to rate freezes and other factors discussed in more detail in the Regulatory Matters below. The last rate increase in the Company's Michigan operations prior to April 1995 was on July 1, 1992. In April 1995 the Company instituted a basic rate increase according to the rules and regulations established by the FCC which will provide an additional $500 in revenues on an annualized basis.

As noted earlier, the Company has restructured both the equity and debt of the Company on terms which are significantly less restrictive to its liquidity and operations than its prior structure. The Company must be able to generate cash to service its debt, under the amended Credit Agreement, and repay amounts of approximately $2.8 million owed to a former officer under the terms of a settlement agreement and to make the capital expenditures necessary to remain competitive. The Company believes that its capital structure and results of operations will be adequate to meet these requirements for the forseeable future.

Regulatory Matters

The Company, like other operators of cable television systems, is subject to regulation at the federal, state and local levels. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proceedings or proposals. On October 5, 1992, Congress passed the Cable Television Consumer Protection and Competition Act of 1992 (the "Act"), which regulated certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and which have increased the administrative costs of complying with such regulations. The most significant provision of the Act requires the Federal Communications Commission (the "FCC") to establish rules to ensure that rates for basic services are reasonable for subscribers in areas without effective competition as defined in the Act. Few municipalities served by the Company are subject to effective competition. The FCC has delegated the responsibility of regulation of the basic tier to the applicable franchise authority, provided such authority becomes certified to regulate by the FCC.

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

On June 5, 1995, the FCC released the text of a small system rate relief order (the "Order"). The Order provides that "small systems" ( i.e. those with 15,000 or fewer subscribers) owned by "small cable companies" (i.e. serving 400,000 or fewer subscribers) may file a very streamlined cost-of-service analysis to justify their rates. The Company anticipates being classified as a small system under these new rules. The Company is currently reviewing the Order and its impact on the Company going forward.

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

With respect to the FCC's initial rules, in November 1993, the FCC issued letters of inquiry to the Company and other cable operators to investigate the way in which regulated program services were moved to unregulated a la carte offerings and whether these and other changes were in compliance with the original Act. The Company continues to believe it is in full compliance with the original Act. The two letters of inquiry were terminated during the fourth quarter of 1994 since these franchises withdrew their complaints and accepted the Company's settlement offer. The Company has been challenged on its existing regulated rate structure by additional communities in Michigan which were not a part of the FCC's letters of inquiry and has settled with all but one of these communities. The Company has accrued an amount which represents the Company's best estimate of its subscriber refund liability in Michigan. This amount represents a reduction of the limited basic rate by $0.30 per month for each subscriber from December 31, 1994, back to the date of initial regulation. This proposed settlement with the Michigan communities was an effort to resolve the regulatory issues and avoid possible extended litigation. Communities representing approximately 69% of the Company's Michigan subscriber base have accepted the proposed settlement offer which precludes challenges for various periods extending beyond 1995. The Company has either settled challenges or accrued for anticipated exposures related to initial rate regulation which was effective September 1993.

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


Item 1.     Legal Proceedings


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


Item 6.     Exhibits and Reports on Form 8-K

(a). Exhibits
     (27)   Financial Data Schedule


(b). Reports on Form 8-K


The Company filed a Form 8-K on August 22, 1995 to announce (1) the completion of a Rights Offering on August 10, 1995, (2) change of control of the Company, whereby C-TEC beneficially owns, as of the date of this 8-K, an aggregate of 2,964,250 shares of Common Stock, representing 61.92% of the outstanding Common Stock of the Company, and (3) to announce the signing of an agreement on August 16, 1995, between the Company and Morgan Guaranty Trust Company of
New York which amended and restated the Credit Agreement effective as of August 18, 1995.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MERCOM, INC.




     DATE: November 14, 1995              /s/ Bruce Godfrey
                                          --------------------------
                                          Bruce Godfrey
                                          Executive Vice President and
                                          Chief Financial Officer