Form 10-K
period 1995-12-31
MERCOM INC
filed 1996-04-01
CIK 850315

                                   FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


For fiscal year ended December 31, 1995
                      -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File No. 0-17750
                                 MERCOM, INC.
 -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Delaware                                                38-2728175
- -------------------------------                            --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

105 Carnegie Center, Princeton, NJ                              08540-6215
- ----------------------------------                              ----------
(Address of principle executive offices)                        (Zip Code)


Registrant's telephone number including area code:             609-734-3737

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

As of February 28, 1996, 4,787,060 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon the average of the bid and asked prices of these shares by the National Quotation Bureau, Inc. and the OTC Bullentin Board on February 28, 1996, of $6 3/4 per share) was approximately $12,303,968.


                  Documents Incorporated by Reference - None
                  -----------------------------------



The Index to Exhibits is on Page 23.

                                    PART I
                                    ------


Item 1.    Business.
- -------    ---------

     Mercom, Inc. ("Mercom" or the "Company") is a cable television operator with three cable systems in southern Michigan and one cable system in Port St. Lucie, Florida (the "Systems"). The Michigan systems are operated through Mercom's wholly-owned subsidiary, Communications and Cablevision, Inc. ("CCV"). The Florida system is operated through a wholly-owned subsidiary, Mercom of Florida, Inc. ("Mercom of Florida"). As of December 31, 1995, the Systems had 38,853 subscribers.

     The three Michigan systems provide cable service to Monroe County, Allegan County and the Coldwater and Sturgis areas. The Florida system serves St. Lucie West, a planned community in Southeastern Florida, approximately 90 miles north of Palm Beach.

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



                                        As of  December 31
                              1991     1992    1993    1994    1995
                              ----     ----    ----    ----    ----
Homes Passed (1)...........   58,726  59,988  61,730  63,721  65,449
Basic subscribers (2)......   33,692  34,118  34,714  37,324  38,853
Basic subscribers as a
 percentage of homes passed     57.3%   56.9%   56.2%   58.6%   59.4%
Tier subscribers (3).......   33,122  32,814  32,945  34,789  36,120
Tier subscribers as a
 percentage of basic subs..     98.3%   96.2%   94.9%   93.2%   93.0%
Premium service units (4)..   15,324  12,762  12,816  14,312  17,834
Premium service units as a
 percentage of basic subs..     45.5%   37.4%   36.9%   38.3%   45.9%
Average revenue per sub for
 month of December (5).....   $27.60  $30.05  $29.70  $29.36  $30.41

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

     The Company is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended, including the provisions regarding rate regulation. The Company has either settled challenges or accrued for anticipated exposures related to rate regulation; however, there is no assurance that there will not be challenges to its rates.

     The Company's performance is dependent to a large extent on its ability to obtain and renew its franchise agreements from local government authorities on acceptable terms. To date, all of the Company's franchises have been renewed or extended, generally at or prior to their stated expirations and on acceptable terms. During 1995, the Company completed negotiations with 7 communities resulting in franchise renewals on terms which are acceptable to the Company. The Company has 78 franchises, 20 of which are in the 3 year Federal Communications Commission (the "FCC") franchise renewal window at December 31, 1995. No one franchise accounts for more than 11% of the Company's total revenue.

     Competition for the Company's services traditionally has come from a variety of providers including broadcast television, video cassette recorders and home satellite dishes. Direct broadcast satellite (DBS) which allows a consumer to receive cable programming for a fee once they purchase or lease a receiving dish, has proved to be a viable competitor. These services are generally available throughout the country, including areas in which the Company operates. There are currently five national DBS service providers in the United States. In addition, the Company is aware of six communities within its service areas where other cable television providers have commenced cable programming operations. Although the Company has experienced some erosion of its subscriber base in these communities, the impact on its operations to date has not been material. The level of competition from other video providers may also increase due to the passage of the Telecommunications Act of 1996. The Company is currently evaluating the impact the new act will have on regulation, competition and its operating results. It is impossible to quantify at this time the impact of these technological and regulatory developments on the cable television industry in general or on the Company in particular.

Employees

     As of December 31, 1995, Mercom had 52 full-time employees, none of whom were represented by collective bargaining units. Management believes that the Company's relationship with its employees is satisfactory.

Item 2.    Properties.
- -------    -----------

     The principal assets of the Company include headends, distribution systems and subscriber connection equipment. Mercom owns six headends, each including a tower, antennas, earth stations for the reception of satellite signals, and electronic equipment necessary for the reception, amplification and modulation of signals. In addition to these headends, the Company owns ten microwave receive sites, each including a tower, microwave dish and electronic equipment necessary for their reception of microwave signals. The distribution system consists of approximately 1,396 miles of coaxial cable plus related electronic equipment. Subscriber connection equipment consists of house or apartment drop equipment and decoding converters. The physical components of the Systems require regular maintenance and periodic upgrading in order to keep pace with technological advances and to comply with regulatory standards.

     Mercom owns two small parcels of real property used as head-end sites, and it owns most of the buildings which contain head-end equipment for the Systems. The remainder of Mercom's facilities are leased.

Item 3.    Legal Proceedings.
- -------    ------------------

     The Company filed a Form 8-K on May 4, 1995 relative to a Settlement Agreement and Mutual Release entered into on April 19, 1995 among CCV, Mercom, Inc. and Kenneth E. Lahey. The settlement pertained to outstanding litigation commenced in 1988 with Mr. Lahey who was formally President of CCV. The Company agreed, subject to certain terms and conditions as set forth in the Settlement Agreement and Mutual Release, to pay Mr. Lahey $4.3 million over a 4 year time frame. See Note 8 (Commitments and Contingencies) of Notes to Consolidated Financial Statements.

Item 4.    Submission of Matters to a Vote of Security Holders.
- -------    ----------------------------------------------------

     No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the Registrant's 1995 fiscal year.

                      Executive Officers Of The Registrant
                      ------------------------------------

     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an un-numbered Item in Part I of this Report in lieu of being included in the definitive proxy statement relating to the Registrant's Annual Meeting of Shareholders to be filed by Registrant with the Securities and Exchange Commission (the "Commission") pursuant to section 14(A) of the Securities Exchange Act of 1934 (the "1934 Act"). Information with respect to Executive Officers who are also Directors is set forth in Part III Item 10 of this Form 10-K.


                               Age as of    Office and Date Held Since:
Name                         March 1, 1996      Other Positions Held
- ----                         -------------  ----------------------------
Mark Haverkate                   41         Executive Vice President (since
                                            July 1995); Executive Vice
                                            President - C-TEC Corporation
                                            ("C-TEC") Cable Television Group
                                            (since July 1995); Executive Vice
                                            President of Development (since
                                            February 1995); Vice President of
                                            Development (December 1993 -February
                                            1995); Executive Vice President of
                                            Development - C-TEC (since February
                                            1995); Director of Megacable S.A. de
                                            C.V. (since January 1995); Vice
                                            President of Development - C-TEC
                                            (December 1993 - February 1995);
                                            Vice President - C-TEC Cable
                                            Television Group (October 1989 -
                                            December 1993); Director of
                                            Acquisitions and Development (July
                                            1988 - October 1989); Corporate
                                            Marketing Manager - Cable Television
                                            Group (May 1981 - July 1988).


John D. Filipowicz               37         Corporate Secretary (since December
                                            1994); Vice President and Assistant
                                            General Counsel - C-TEC (since
                                            February 1995); Assistant Corporate
                                            Secretary - C-TEC (since December
                                            1994); Corporate Counsel - C-TEC
                                            (December 1990 - February 1995);
                                            Associate Counsel - C-TEC (August
                                            1988 - November 1990).

                                    PART II
                                    -------


Item 5.    Market for the Registrant's Common Stock and Related
- -------    ----------------------------------------------------
           Stockholders
           ------------

     There were approximately 1,934 holders of the Company's Common Stock on February 28, 1996.




                                  1995             1994
                               Bid Prices       Bid Prices
                               ----------       ----------
                             High      Low    High      Low
                              $         $      $         $
            Quarter Ended:
              March 31      4-1/2     3-3/4  4         3-3/4
              June 30       4-1/4     3-1/2  4         3-1/4
              September 30  5-3/32    2-1/4  3-1/2     3
              December 31   7-1/4     3-1/4  3-3/4     3

     The Company's Common Stock is traded on the over-the-counter market. The bid and ask prices are quoted by the National Quotation Bureau, Inc. and the OTC Bulletin Board under the symbol "MEEO." The 1995 and 1994 bid prices listed above represent the high and low bid prices reported by the National Quotation Bureau, Inc. Prices listed above represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Trading in the Company's Common Stock, has been limited and sporadic and thus does not constitute an established public trading market. See Note 10 (Stock Exchange Listing) of Notes to Consolidated Financial Statements.

     The Company currently is restricted by its credit agreements from paying dividends. The Company has not paid dividends in the last three years. The Company does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future. See Note 5 (Debt) of Notes to Consolidated Financial Statements.

Item 6.    Selected Financial Data.
- -------    ------------------------
           (Dollars in Thousands, except per share data)

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto:


For the Years Ended
 December  31,                 1995       1994      1993      1992       1991
                             ---------  --------  --------  ---------  --------
Sales                          $13,939  $12,927   $12,606   $11,986    $11,041

Net income (loss)              $   549  $  (658)  $  (236)  $(1,144)   $(7,784)

Net income (loss) per
 average common share          $  0.16  $ (0.27)  $ (0.10)  $ (0.48)   $ (3.25)

Total assets                   $20,390  $19,823   $22,244   $23,873    $26,657

Debt                           $18,930  $25,926   $28,184   $29,847    $30,200

     In August 1995, a Common Stock rights offering was concluded. The Company's shareholders purchased 2,393,530 of its shares of Common Stock for $3.60 per share. The rights offering provided the Company with approximately $8,200 after payment of fees and expenses. The Company used the proceeds to repay $5,070 of outstanding indebtedness to its bank, $2,287 of outstanding indebtedness to C-TEC Corporation ("C-TEC"), its controlling shareholder, under two demand notes with the remaining balance to be used for general corporate purposes (See "Liquidity and Capital Resources").

Item 7.    Management's Discussion and Analysis of Financial Condition
- -------    -----------------------------------------------------------
           and Results of Operations
           -------------------------
           (Dollars in Thousands, except per share data)

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report is forward looking, such as information relating to future capital expenditures and the effects of future regulation and competition. Such forward looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto:


Liquidity and Capital Resources
- -------------------------------
                               1995       1994       1993
                               ----       ----       ----
Investing Activities:
  Additions to property,
  plant and equipment         $1,701     $1,238     $ 863
  Other                          (12)       (12)       (3)
                              ------     ------     -----

  Net cash used in investing  $1,689     $1,226     $ 860
                              ======     ======     =====

Net cash provided by
  operating activities        $2,366     $2,591     $3,136
                              ======     ======     ======

     Net cash provided by operating activities represented 140.1%, 211.3% and 364.7% of investing activities for capital expenditures for 1995, 1994 and 1993, respectively. The Company's construction budget is estimated to be $2,451 in 1996 as compared to actual expenditures of $1,701, $1,238 and $863 in 1995, 1994 and 1993, respectively. The 1996 construction budget includes capital expenditures originally budgeted in previous years but not expended due to uncertainties regarding the adequacy of cash flows.

     The Company significantly improved its liquidity position in 1995 as a result of several key events. In April 1995, the Company filed a registration statement with the Securities and Exchange Commission to register up to 2,393,530 shares of its Common Stock offered for sale to shareholders in a rights offering (the "Rights Offering"). On July 13, 1995, the Company's registration statement became effective. The Company distributed non-transferable subscription rights to holders of shares of its Common Stock to subscribe for and purchase shares of its Common Stock at a subscription price of $3.60 per share. Shareholders of record at the close of business on July 20, 1995 received one right for every share of Common Stock held. Rights holders were entitled to purchase one share of Common Stock for each right held. Each right also carried the right to "oversubscribe" at the subscription price for shares of Common Stock that were not otherwise purchased pursuant to the exercise of rights. The Rights Offering concluded on August 10, 1995.

- -------------------------------
(Dollars in Thousands, except per share data)

     C-TEC, which owned approximately 43.63 percent of the outstanding Common Stock, prior to the Rights Offering, exercised all of the rights it received in respect of the shares it held and oversubscribed for all other available shares of Common Stock which were offered for sale in the Rights Offering. The opportunity to exercise the right to oversubscribe was available to all holders of rights on the same terms. C-TEC, after exercising all of its rights and oversubscribing for other available shares of Common Stock, purchased 1,920,056 shares of Common Stock for approximately $6,912, and now owns approximately
61.92 percent of the outstanding shares of Common Stock.

     The Company used a portion of the net proceeds from the Rights Offering, which was approximately $8,200 after payment of fees and expenses, to (i) repay $5,070 of outstanding indebtedness to its bank under a credit agreement, and
(ii) to repay $2,287 of outstanding indebtedness to C-TEC under two demand notes. The remaining proceeds will be used for general corporate purposes, including capital expenditures.

     Coincident with the successful completion of the Rights Offering, on August 16, 1995, the Company and its bank, entered into an agreement pursuant to which they agreed, subject to certain conditions, to amend and restate the original Credit Agreement dated November 26, 1989, as previously amended (the "Credit Agreement"), between the Company and its bank, and in addition, entered into a 364-day revolving credit facility. The amended and restated Credit Agreement extended the maturity from December 1998 to December 2002.

     Beyond the restructuring of its debt and equity, a significant uncertainty was eliminated in 1995 as well. In 1988, Kenneth E. Lahey, a former officer of the Company, sued the Company and CCV alleging that he was entitled to the fair market value of 10% of CCV. After several years of litigation, the matter was substantiated by the Circuit Court for the City of Ottawa. A panel of three appraisers (the "Panel"), on December 16, 1994, rendered a decision in favor of Mr. Lahey in the amount of $2,949. The Company requested the Circuit Court for the City of Ottawa to remand this proceeding back to the Panel for further consideration of certain factors which were not included in their decision on December 16, 1994. A hearing was held on January 16, 1995, before the Circuit Court for the City of Ottawa. The Court issued an Opinion on February 14, 1995, denying the Company's motions and sustaining the decision of the Panel in the amount of $2,949 and awarded pre-judgment interest in addition to said amount. The Company filed a Motion for Reconsideration with the Court. On April 19, 1995, the Company entered into a Settlement Agreement and Mutual Release as discussed more fully in Note 8 (Commitments and Contingencies). Under this agreement the Company will pay Mr. Lahey $4,300 over a four year time frame. The Company paid Mr. Lahey $100 and $1,400 in April and June of 1995, respectively. The remaining $2,800 will be paid in equal installments over a four year period on or before July 1 of each of the subsequent years. The Company fully accrued for this liability in prior years.

     The events listed above have significantly improved the Company's liquidity and resulted in the elimination of the independent accountants' expression for the first time since December 31, 1991, of a concern regarding the Company's ability to continue to operate as a going concern. The Company must now be able to continue to manage its costs and increase its revenues through rate increases, the offering of new products, and the expansion of its territories. Revenue growth was impacted previously due to the elimination of capital projects resulting from ongoing cash flow concerns and the effect rate regulation has had on the Company in particular and the industry as a whole.

- -------------------------------
(Dollars in Thousands, except per share data)

Although operating expenses continued to rise, the Company was unable to raise its rates previously due to rate freezes and other factors (See "Regulatory Matters - Impact to Company"). The last rate increase in the Company's Michigan operations prior to April 1995 was on July 1, 1992. In April 1995, the Company instituted a basic rate increase according to the rules and regulations established by the FCC which will provide an additional $500 in revenues on an annualized basis. In December 1995, the Company commenced basic rate increase notifications to all of its Michigan subscribers for a rate increase to be implemented in the first quarter of 1996. The rate increase will be implemented according to the rules and regulations established by the FCC and is expected to provide an additional $1,300 in revenues on an annualized basis.

     As noted earlier, the Company has restructured both the equity and debt of the Company on terms which are significantly less restrictive to its liquidity and operations than its prior structure. The Company must be able to generate cash to service its debt, under its amended and restated Credit Agreement, to repay amounts owed to a former officer under the terms of a settlement agreement and to make the capital expenditures necessary to remain competitive. The Company believes that its capital structure and results of operations will be adequate to meet these requirements for the foreseeable future.

     While the Company is in compliance with all covenants of its credit agreements at December 31, 1995, and through the date of this filing, the credit agreements contain restrictions on the payment of dividends. The Company has not paid dividends in recent years due to the Company's financial condition and does not expect to pay dividends in the foreseeable future.

     In November 1995, C-TEC Corporation ("C-TEC"), which owns approximately
61.92 percent of the Company's outstanding Common Stock, announced that it had engaged Merrill Lynch & Company to assist with evaluating strategic options with a view toward enhancing shareholder value. In March 1996, C-TEC announced that it intends to distribute to its shareholders, in a tax-free spin-off, its local telephone operations, communications engineering operations, and certain other assets. Following the spin-off, C-TEC intends to combine its domestic cable television operations, including the Company, with a third party pursuant to a tax-free stock for stock transaction. No assurances can be given that these transactions will be consummated.

     Results of Operations
     ---------------------

     1995 Compared with 1994

     The Company's earnings in 1995 increased $1,207 or $0.43 per average common share. The Company recorded net income in 1995 of $549 or $0.16 per average common share compared to a net loss of $658 or $0.27 per average common share in 1994. The increase from 1994 is attributed to an increase in sales and a decline in certain expense categories as discussed in detail below.

     The Company had operating income before depreciation and amortization of $5,191 in 1995 compared to $5,052 in 1994. This represents an increase of $139 (2.8%) from 1994 to 1995. Management believes that operating income before depreciation and amortization is a useful measure in assessing the degree to which resources are available to meet scheduled payments of debt, including interest; to replace and modernize plant; to offer new services to customers; and to improve the quality of service.

- ---------------------
(Dollars in Thousands, except per share data)

     Sales increased by $1,012 (7.8%) in 1995 from the previous year. This increase is primarily due to increased basic service revenue as a result of the rate increase implemented in April 1995 and approximately 2,300 average additional basic subscribers per month in 1995 compared to 1994. In addition, growth in premium units contributed to the increase in sales from 1994.

     Programming, franchise and other variable costs increased by $461 (14.9%) from 1994. This increase is directly related to costs associated with subscriber growth, increased programming rates on existing channels and new basic channels added during the year. Operating, marketing, fixed and other general and administrative costs increased by $412 (8.6%) in 1995. The increase is primarily due to salaries and benefits, costs associated with maintaining a larger subscriber base and a concentration on customer service initiatives.

     Other expenses, including interest, decreased by $1,082 (40.0%). The decrease is due primarily to a restructuring reversal in 1995 from prior years and nonrecurring litigation costs related to the Lahey lawsuit recorded in 1994.

     Interest expense decreased by $167 (8.1%) in 1995. The reduction in principal resulting from the completion of the Rights Offering is the primary reason for the decrease in interest expense from the prior period. The Company's future interest expense is subject to fluctuations in the market rate of interest and, therefore, there is no assurance that the Company's current level of interest expense is indicative of future trends.

     The Company does not expect inflation to have a significant impact on its future operations.

     1994 Compared with 1993

     The Company's net loss in 1994 increased $422 or $0.17 per average common share. The Company recorded a net loss in 1994 of $658 or $0.27 per average common share compared to a net loss of $236 or $0.10 per average common share in 1993. The increase in the 1994 net loss is primarily attributable to a litigation accrual of $667 for a liability related to the Lahey lawsuit.

     The Company had operating income before depreciation and amortization of $5,052 in 1994 compared to $5,116 in 1993. This represents a reduction of $64 (1.3%) from 1993 to 1994.

     Sales increased $321 (2.5%) in 1994 from the previous year. This is primarily due to approximately 1,535 additional basic subscribers per month in 1994 compared to the same period in 1993, and increased premium revenue due to subscriber growth resulting from package restructuring in March of 1994. The positive sales variance was partially offset by a decrease in basic revenue of $0.55 (2.1%) per subscriber per month resulting from certain agreements with municipalities pursuant to the rate regulation provisions of The Cable Television Consumer Protection and Competition Act of 1992.

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

- ---------------------
(Dollars in Thousands, except per share data)

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

     Financial Condition
     -------------------

     The increase in cash and temporary cash investments at December 31, 1995 as compared to December 31, 1994, is attributed to the Rights Offering and cash from operations in excess of capital expenditures. Cash and temporary cash investments were $2,033 at December 31, 1995, as compared to $96 at December 31, 1994, an increase of $1,937. Excess cash generated by operations over capital expenditures accounted for $677 of the increase. The increase in accounts payable of $582 resulting primarily from capital additions in the fourth quarter contributed to this excess. The remaining increase in cash of $1,260 was primarily generated by the Rights Offering which concluded in August 1995.

     Regulatory Matters
     ------------------

     The Company, like other operators of cable television systems, is subject to regulation at the federal, state and local levels. No assurances can be given at this time that the following matters will not have a material adverse effect on the Company's business and results of operations in the future. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the cable industry in general or the Company in particular.

     Cable Television Consumer Protection and Competition Act

     On October 5, 1992, Congress passed The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") which regulated certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and which will increase the administrative costs of complying with such regulations. The most significant provision of the 1992 Act requires the FCC to establish rules to ensure that rates for basic services are reasonable for subscribers in areas without effective competition as defined in the 1992 Act. Few municipalities served by the Company are subject to effective competition.

- ------------------
(Dollars in Thousands, except per share data)

Impact to Company

     The rate regulation provisions of the 1992 Act have not had a material adverse effect on the Company's financial condition and results of operations through December 31, 1995. The Company anticipates that certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, will reduce the future operating margins of the Company.

     With respect to the FCC's initial rules, in November 1993 the FCC issued letters of inquiry to the Company and other cable operators to investigate the way in which regulated program services were moved to unregulated a la carte offerings and whether these and other changes were in compliance with the 1992 Act. The Company continues to believe it is in full compliance with the 1992 Act. The two letters of inquiry were terminated during the fourth quarter of 1994 since these franchises withdrew their complaints and accepted the Company's settlement offer. The Company has been challenged on its existing regulated rate structure by additional communities in Michigan which were not part of the FCC's letters of inquiry and has settled with all but one of these communities. The Company has accrued an amount which represents the Company's best estimate of its subscriber refund liability in Michigan. This amount represents a reduction of the limited basic rate by $0.30 per month for each subscriber from December 31, 1994, back to the date of initial regulation. This proposed settlement with the Michigan communities was an effort to resolve the regulatory issues and avoid possible extended litigation. Communities representing approximately 69% of the Company's Michigan subscriber base have accepted the proposed settlement offer which precludes challenges for various periods extending beyond 1995. The Company has either settled challenges or accrued for anticipated exposures related to initial rate regulation which was effective September 1993.

     The FCC issued new rate regulation guidelines which were effective May 1994. The Company believes it is in compliance with the amended rate regulation provisions; however, the Company has been notified that two complaints have been filed.

     During the first quarter of 1995, the Company commenced basic rate increase notifications to all of its Michigan subscribers. The rate increase was implemented in April 1995. The increase was in conformity with the settlement agreements discussed previously and the FCC going forward rules. One community has filed a complaint with the FCC relative to the April rate increase on the basic cable service tier. In addition, one subscriber has filed a complaint with the FCC relative to the April rate increase on the cable programming service tier.

     On June 5, 1995, the FCC released the text of a small system rate relief order (the "Order"). The Order provides that "small systems" (i.e. those with 15,000 or fewer subscribers) owned by "small cable companies" (i.e. 400,000 or fewer subscribers) may file a very streamlined cost-of-service analysis to justify their rates. The Company believes that it is a small operator and that all of its systems are small systems under these rules.

     In December 1995, the Company commenced rate increase notifications to all of its Michigan subscribers. To date, ten complaints have been filed with the FCC relative to a February 1996 rate increase.

- ------------------
(Dollars in Thousands, except per share data)


     Telecommunications Act of 1996

     In early February, Congress passed and the President signed the Telecommunications Act of 1996 (the "1996 Act"). The new law is intended to stimulate growth and competition in virtually every component of the communications industry. The 1996 Act established a framework for deregulation and calls for state regulators and the FCC to work out the specific implementation process. In addition, the Company's traditional lines of business will be provided relief from the earnings restrictions and price controls imposed by the 1992 Act. With the passage of the 1996 Act, all Cable Systems' rates are deregulated as effective competition enters the franchise area, or by March 31, 1999, whichever occurs first.

New Accounting Pronouncement

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 allows companies to retain the current approach set forth in APB Opinion No. 25 - Accounting for Stock Issued to Employees for recognizing stock-based expense in the basic financial statements; however, companies are encouraged to adopt a new accounting method based on the estimated fair value of employee stock options. Companies that do not follow the new fair value method will be required to provide expanded footnote disclosure.

     The Company does not currently provide stock-based compensation; therefore, this statement is not expected to have any impact on future results of operations or financial condition.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting
- -------    -----------------------------------------------------------
           and Financial Disclosure
           ------------------------

       During the two years preceding December 31, 1995, there has been neither a change of accountants of the Registrant nor any disagreements on any matter of accounting principles, practices or financial statement disclosure.

                                PART III
                                --------

Item 10.  Directors and Executive Officers of the Registrant
- --------  --------------------------------------------------

       Information as of February 29, 1996, including beneficial ownership of Mercom Common Stock for the current Directors is set forth below:

                                                                                   Director
                                                                                   --------
   Name of Director         Age                                                      Since
   ----------------         ---                                                      -----
   Bruce C. Godfrey         40  Executive Vice President and Chief                    1994
                                Financial Officer of the Company
                                since May 1994; Executive Vice President
                                and Chief Financial Officer, C-TEC
                                Corporation ("C-TEC") since April 1994;
                                Director of Megacable S.A. de C.V., a
                                Mexican cable television operator, since
                                January 1995; Former Senior Vice President,
                                Daniels & Associates, an investment banking
                                firm specializing in the cable television,
                                mobile communications and entertainment
                                businesses.  Mr. Godfrey does not own any
                                Common Stock of the Company.

   Clifford L. Jones        68  Served as President, Capital Region Economic          1991
                                Development Corporation until February 1994;
                                Past President, Pennsylvania Chamber of Business
                                & Industry; Director, Pennsylvania Power & Light
                                Company.  Mr. Jones has sole voting and
                                investment power with respect to 300 shares of
                                Common Stock of the Company.

   Michael J. Mahoney       45  President and Chief Operating Officer of the          1994
                                Company since March 1994; Executive Vice
                                President of the Company from 1991-1994;
                                President and Chief Operating Officer, C-TEC
                                since February 1994; Executive Vice President,
                                C-TEC Cable Systems, Inc. ("CCS") from 1991-1994;
                                Director of Megacable S.A. de C.V., a Mexican cable
                                television operator, since January 1995; Former
                                Executive Vice President and Chief Operating Officer,
                                Harron Communications Corp. Mr. Mahoney does not own
                                any Common Stock of the Company.

- --------  --------------------------------------------------

                                                                                   Director
                                                                                   --------
   Name of Director         Age                                                      Since
   ----------------         ---                                                      -----
   David C. McCourt         39  Chairman and Chief Executive Officer of the           1993
                                Company since October 1993; Chairman, Chief
                                Executive Officer and Director, C-TEC; Director
                                of Megacable S.A. de C.V., a Mexican cable
                                television operator, since January 1995;
                                President, Chief Executive Officer and Director,
                                RCN Corporation; President and Director,
                                Metropolitan Fiber Systems/McCourt, Inc.;
                                Director, MFS Communications Company, Inc. and
                                MFS Telecom, Inc.  Mr. McCourt shares voting and
                                investment power with respect to 50,000 shares of
                                Common Stock of the Company.

   Raymond B. Ostroski      41  Executive Vice President and General Counsel          1994
                                of the Company since February 1995; Executive
                                Vice President, General Counsel and Corporate
                                Secretary, C-TEC since February 1995.  Mr.
                                Ostroski has sole voting and investment power
                                with respect to 4,000 shares of Common Stock
                                of the Company.

   Harold J. Rose, Jr.      60  Partner, RK Associates, real estate management        1991
                                consultants; Former Chairman of the Board and
                                Chief Executive Officer of Merchants Bancorp,
                                Inc. and Chairman of the Board of Merchants
                                Bank, N.A. and Merchants Bank (North).  Mr.
                                Rose does not own any Common Stock of the
                                Company.

   George C. Stephenson     50  Managing Director, PaineWebber, Inc. Mr.              1991
                                Stephenson has sole voting and investment
                                power over 5,000 shares of Common Stock of
                                the Company.

     The information required under Item 10 of Part III with respect to the Executive Officers of the Registrant is set forth in Part I of this report.

Item 11.   Executive Compensation
- --------   ----------------------

     Except with respect to the Company's management agreement dated January 1, 1992 ("the Management Agreement") with C-TEC Cable System, Inc., a wholly-owned subsidiary of C-TEC, no Executive Officer of the Company received any compensation for services rendered on behalf of the Company during the fiscal year ended December 31, 1995 (See Item 13).

- --------  -----------------------

Directors' Compensation

     Each Director of the Company is paid an annual retainer of $6,000, plus $500 for each Board meeting attended during 1995. Committee Chairmen are paid $1,000 for each committee meeting attended while other committee members are paid $500 for each meeting attended. Members of the Executive Committee are not compensated for participating in the meetings of said committee. Directors who are also employees of C-TEC have authorized the payment of such fees to their employer, C-TEC Services, consistent with the terms of their employment with C-TEC. The following fees were paid in 1995: Clifford L. Jones $10,500; Harold J. Rose, Jr. $12,500; George C. Stephenson $10,500 and C-TEC Services, $37,500.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- --------  --------------------------------------------------------------

Security Ownership of Management

     As of March 1, 1996, C-TEC Properties, Inc., a wholly-owned subsidiary of C-TEC ("C-TEC Properties"), owned 2,964,250 shares of Common Stock of the Company representing approximately 61.92% of the outstanding Common Stock. David C. McCourt, Michael J. Mahoney, Bruce C. Godfrey, Raymond B. Ostroski and Mark Haverkate are the principal Executive Officers of C-TEC Properties. In addition to the outstanding Common Stock owned by C-TEC Properties, the Directors and Executive Officers as a group beneficially owned approximately 60,000 shares of Common Stock of the Company, representing less than two percent of the outstanding Common Stock.

Security Ownership of Certain Beneficial Owners

     So far as is known to the Company, as of March 1, 1996, no persons, except those listed below, owned beneficially more than five percent (5%) of the outstanding Common Stock. With respect to the named persons, the following information is based on Schedules 13D or 13G filed with the Securities and Exchange Commission ("SEC"), copies of which were supplied to the Company by said persons. The table below discloses the name and address of such beneficial owners, the total number of shares beneficially owned by each and their percentage of ownership in relation to the total shares outstanding and entitled to vote as of March 1, 1996.

Name and Address of              Amount and Nature of             Percent
 Beneficial Owner              Beneficial Ownership (1)          of Class
- -------------------            ------------------------          --------

C-TEC Corporation (2)                  2,964,250                   61.92%
105 Carnegie Center
Princeton, New Jersey 08540

(1) The number of shares stated in this column includes shares owned directly or indirectly, through any contract, arrangement, understanding, relationship, or which the indicated beneficial owner otherwise has the power to vote, or direct the voting of, and/or has investment power.

(2) As set forth in Amendment No. 19 to C-TEC's Schedule 13D dated August 21, 1995, such shares are owned by C-TEC Properties, Inc.

Item 13.   Certain Relationships and Related Transactions
- --------   ----------------------------------------------

Transactions with Management and Certain Concerns

     The Company entered into a Management Agreement with CCS pursuant to which CCS operates and manages the Company's cable properties. The Management Agreement provides that the Company will pay CCS: (a) an annual fee equal to the greater of: (i) $500,000 or (ii) a percentage of the Company's annual revenues (ranging from 5% of $10 million of revenues, as defined, to 4% of revenues in excess of $20 million); and (b) an annual incentive bonus equal to twenty-five percent (25%) of the Company's earnings before interest, depreciation, amortization and taxes ("EBITDA") as adjusted, during the applicable fiscal year less the base year EBITDA of $3.85 million. During 1995, CCS earned, pursuant to the Management Agreement, management and incentive fees of approximately $1.2 million. In addition, pursuant to the Management Agreement, the Company paid C-TEC Services, Inc., a wholly-owned subsidiary of C-TEC ("C-TEC Services"), $95,593 for certain services (including without limitation, legal, accounting, tax and public relations services) performed for the Company by C-TEC Services and/or non-affiliated third-parties. The cost of such services (to the extent rendered by C-TEC and its affiliates) was determined in accordance with the Management Agreement by calculating all of C-TEC Services' direct and indirect labor, overhead and employee benefit costs associated with the provision of such services.

    The Company is a party to a Credit Agreement with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") dated as of November 26, 1989, as amended (as amended, the "Credit Agreement"). The Credit Agreement was further amended on August 16, 1995, and consists of a 7.5-year amortizing term loan with a final maturity of December 31, 2002. In addition, the Company entered into a 364-day credit facility of $2,000,000 maturing on August 14, 1996. Prior to this, on March 31, 1995, C-TEC Corporation, which owns 61.92% of the Company's outstanding Common Stock, loaned $887,000 to the Company to enable it to make its principal payment of $887,000 scheduled for March 31, 1995, under the Credit Agreement. C-TEC also loaned the Company $1,400,000 to pay obligations related to the Lahey lawsuit. The Company paid interest in 1995 of approximately $39,000 to C-TEC in connection with these two demand notes. The demand notes were repaid in August, 1995 as part of the refinancing.

                              PART IV
                              -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- --------  ---------------------------------------------------------------


          Description                                        Page
          -----------                                        ----
(a)(1)    Financial Statements:
          ---------------------
          Consolidated Statements of Operations for the
           Years Ended December 31, 1995, 1994 and 1993       F-1
          Consolidated Statements of Cash Flows for the
           Years Ended December 31, 1995, 1994 and 1993       F-2
          Consolidated Balance Sheets -
           December 31, 1995 and 1994                         F-3
          Consolidated Statements of
           Shareholders' Capital Deficiency for the Years
           Ended December 31, 1995, 1994 and 1993             F-4
          Notes to Consolidated Financial Statements          F-5
          Report of Independent Accountants                   F-14

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K,
- --------  ---------------------------------------------------------------
Continued


(a)(2)   Financial Statement Schedules:
         ------------------------------

         Valuation and Qualifying Accounts and Reserves
           for the Years Ended December 31, 1995, 1994
           and 1993 (Schedule II)                             F-15

All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or are not applicable or required.

(a)(3)   Exhibits
         --------

         Exhibits marked with an asterisk are filed herewith and are listed in the index to exhibits on page 23 of this Form 10-K. The remainder of the exhibits have been filed with the Commission and are incorporated herein by reference.


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

    3.1    Certificate of Incorporation (Incorporated by reference to Exhibit
           3.1 of the Form 10-Q of the Registrant dated June 30, 1992, File No.
           0-17750.)

    3.2 By-laws of Registrant, as amended through June 1, 1992. (Incorporated by reference to Exhibit 3.2 of the Form 10-K of the Registrant dated
           December 31, 1994, File No. 0-17750.)

    10.1 Credit Agreement dated as of November 26, 1989, by and between Registrant and Morgan Guaranty Trust Company of New York.
           (Incorporated by reference to Exhibit 10.1 of the Form 10-K of the Registrant dated March 30, 1990, File No. 0-17750.)

    10.2 Amendment dated as of April 5, 1990, to Credit Agreement dated as of November 26, 1989, by and between Registrant and Morgan Guaranty
           Trust Company of New York. (Incorporated by reference to Exhibit 10.2 of the Form 10-K of the Registrant dated March 30, 1991, File No. 0-
           17750.)

    10.3 Amendment dated as of April 5, 1990, to Credit Agreement dated as of November 26, 1989, by and between Registrant and Morgan Guaranty
           Trust Company of New York. (Incorporated by reference to Exhibit 10.3 of the Form 10-K of the Registrant dated March 30, 1991, File No. 0-
           17750.)

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K,
- --------  ---------------------------------------------------------------
Continued

    10.4 Amendment dated as of December 22, 1992, to Credit Agreement dated as of November 26, 1989, by and between Registrant and Morgan Guaranty
           Trust Company of New York. (Incorporated by reference to Exhibit 10.4 of the Form 10-K of the Registrant for the year ended December 31, 1992, File No. 0-17750.)

    10.5   Employment Agreement and Shareholder Agreement both dated December
           17, 1984, with Kenneth E. Lahey. (Incorporated by reference to
           Exhibit 10.2 of Form 10 of the Registrant dated May 11, 1989, File
           No. 0-17750.)

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

    10.10 Amendment dated as of December 15, 1993, to Credit Agreement dated as of November 26, 1989, by and between Registrant and Morgan Guaranty
           Trust Company of New York. (Incorporated by reference to Exhibit
           10.10 of the Form 10-K of the Registrant for the year ended December
           31, 1993, File No. 0-17750.)

    10.11 Amendment dated as of December 23, 1994, to Credit Agreement dated as of November 26, 1989, by and between Registrant and Morgan Guaranty
           Trust Company of New York. (Incorporated by reference to Exhibit
           10.11 of the Form 10-K of the Registrant for the year ended December
           31, 1994, File No. 0-17750.)

    10.12 Settlement Agreement and Mutual Release dated April 19, 1995, by and between Communications and Cablevision, Inc. and Mercom, Inc. and
           Kenneth E. Lahey. (Incorporated by reference to Exhibit 10.12 of the
           Form 8-K of the Registrant dated May 4, 1995, File No. 0-17750.)

    *10.13 Amendment dated as of March 31, 1995, to Credit Agreement dated as of November 26, 1989, by and between Registrant and Morgan Guaranty
           Trust Company of New York.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K,
- --------  ---------------------------------------------------------------
Continued

    10.14  Amended and Restated Credit Agreement dated August 16, 1995, to
           Credit Agreement dated as of November 26, 1989, by and between Registrant and Morgan Guaranty Trust Company of New York.
           (Incorporated by reference to Exhibit 10.10 of the Form 8-K of the Registrant dated August 22, 1995, File No. 0-17750.)

    *22.   Subsidiaries of Registrant.
    *24.   Directors' Powers of Attorney.
    *27.   Financial Data Schedule.

Item 14.(b)Reports on Form 8-K:
           --------------------

   (b)     Reports on Form 8-K filed in the fourth quarter of 1995.

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


                                 MERCOM, INC.



Date:  April 1, 1996             By /s/ David C. McCourt
                                    --------------------------------
                                 David C. McCourt, Chairman
                                 Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                   Title                      Date
     ---------                   -----                      ----

     /s/ David C. McCourt        Chairman                   April 1, 1996
     ----------------------      Chief Executive Officer
     David C. McCourt


     /s/ Michael J. Mahoney      President                  April 1, 1996
     ----------------------      Chief Operating Officer
     Michael J. Mahoney


     /s/ Bruce C. Godfrey        Executive Vice President   April 1, 1996
     ----------------------      and Chief Financial
     Bruce C. Godfrey            Officer (Principal
                                 Financial Officer)

DIRECTORS:


/s/ David C. McCourt
- --------------------------             April 1, 1996
    David C. McCourt


/s/ Michael J. Mahoney
- --------------------------             April 1, 1996
    Michael J. Mahoney


/s/ Bruce C. Godfrey
- --------------------------             April 1, 1996
    Bruce C. Godfrey


/s/ Clifford L. Jones
- --------------------------             April 1, 1996
    Clifford L. Jones


/s/ Harold J. Rose, Jr.
- --------------------------             April 1, 1996
    Harold J. Rose, Jr.


/s/ George C. Stephenson
- --------------------------             April 1, 1996
    George C. Stephenson


/s/ Raymond B. Ostroski
- --------------------------             April 1, 1996
    Raymond B. Ostroski

                                   Form 10-K
                               Index to Exhibits
                               -----------------

Certain exhibits to this report on Form 10-K have been incorporated by reference. For a list of these and all exhibits, see Item 14 (a)(3) hereof.


The following exhibits are being filed herewith.


Exhibit No.
- -----------

10.13 Amendment dated as of March 31, 1995, to Credit Agreement dated as of November 26, 1989, by and between Registrant and Morgan Guaranty Trust Company of New York.

22.     Subsidiaries of Registrant.

24.     Directors' Powers of Attorney.

27.     Financial Data Schedule.

MERCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND  1993
(Dollars in Thousands, Except Per Share Data)

                                                          1995     1994     1993
                                                       -------- -------- --------
SALES                                                   $13,939  $12,927  $12,606
                                                       -------- -------- --------

OPERATING EXPENSES:
 Programming, franchise and other variable costs          3,565    3,104    2,911
 Operating, marketing and other fixed system costs        3,455    3,226    3,120
 Other general and administrative expenses                1,728    1,545    1,459
 Depreciation and amortization                            3,022    3,010    3,219
                                                       -------- -------- --------
  Total operating expenses                               11,770   10,885   10,709
                                                       -------- -------- --------

  Operating income                                        2,169    2,042    1,897
                                                       -------- -------- --------

OTHER (INCOME) EXPENSES:
 Litigation costs                                          (188)     643        -
 Interest income                                            (83)     (30)     (26)
 Interest expense                                         1,900    2,067    2,132
 (Income) loss from asset disposal                           (7)      24       10
                                                       -------- -------- --------
  Total other expenses, net                               1,622    2,704    2,116
                                                       -------- -------- --------
  Income (loss) before income taxes                         547     (662)    (219)
                                                       -------- -------- --------

INCOME TAX EXPENSE (BENEFITS)                                (2)      (4)      17
                                                       -------- -------- --------

  Net income (loss)                                     $   549  $  (658) $  (236)
                                                       ======== ======== ========

EARNINGS (LOSS) PER AVERAGE COMMON SHARE:

  Net income (loss)                                     $  0.16  $ (0.27) $ (0.10)
                                                       ======== ======== ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 (in thousands)                                           3,338    2,393    2,393
                                                       ======== ======== ========

See accompanying notes to consolidated financial statements.

MERCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Dollars in Thousands)

                                                       1995         1994         1993
                                                     --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income (loss)                              $   549      $  (658)     $  (236)
       Depreciation                                     2,713        2,697        2,885
       Amortization                                       309          313          334
       (Income) loss from asset disposal                   (7)          24           10
       Net change in certain assets and liabilities:
            Accounts receivable, trade and other,
             net                                           74         (297)        (117)
            Accounts payable, trade and other             582          (93)         343
            Other assets and liabilities               (1,854)         605          (83)
                                                     --------     --------     --------
               Net cash provided by operating
                activities                              2,366        2,591        3,136
                                                     --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:

       Expansion, improvements and other               (1,701)      (1,238)        (863)
       Proceeds from asset disposal                        12           12            3
                                                     --------     --------     --------
               Net cash used in investing activities   (1,689)      (1,226)        (860)
                                                     --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Repayment of bank loans                         (6,996)      (2,258)      (1,663)
       Net proceeds from the issuance of common
        stock                                           8,256            -            -
                                                     --------     --------     --------
               Net cash provided by (used in)
                financing activities                    1,260       (2,258)      (1,663)
                                                     --------     --------     --------
NET INCREASE (DECREASE) IN CASH &
 TEMPORARY CASH INVESTMENTS                             1,937         (893)         613

CASH & TEMPORARY CASH INVESTMENTS, JANUARY 1               96          989          376
                                                     --------     --------     --------
CASH & TEMPORARY CASH INVESTMENTS, DECEMBER 31       $  2,033     $     96     $    989
                                                     ========     ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                         $  2,044     $  2,097     $  2,156
    Taxes                                                   -     $     14     $     13

See accompanying notes to consolidated financial statements.

MERCOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1995 AND 1994
(Dollars in Thousands)
- ----------------------

ASSETS                                                            1995      1994
                                                                 -------  --------
CASH & TEMPORARY CASH INVESTMENTS                                $ 2,033  $     96

ACCOUNTS RECEIVABLE:
 Trade, net of reserve for doubtful
    accounts of $25 in 1995 and $23 in 1994                          328       264
 Other                                                                49       187

PREPAID EXPENSES AND OTHER                                           180       150

PROPERTY, PLANT AND EQUIPMENT:
  Cable television distribution plant                             38,155    36,555
  Buildings and land                                                 531       525
  Furniture, fixtures and vehicles                                 1,526     1,503
                                                                 -------  --------
     Total property, plant and equipment                          40,212    38,583
  Accumulated depreciation                                        24,778    22,132
                                                                 -------  --------
     Net property, plant and equipment                            15,434    16,451
                                                                 -------  --------
INTANGIBLE ASSETS, NET                                             2,366     2,675
                                                                 -------  --------

TOTAL ASSETS                                                     $20,390  $ 19,823
                                                                 =======  ========
LIABILITIES AND SHAREHOLDERS'
  CAPITAL DEFICIENCY
LIABILITIES:
  Accounts payable, trade                                        $   800  $    298
  Accounts payable, affiliates and related parties                   614       534
  Other liabilities                                                1,554     1,861
  Accrued litigation costs                                         2,883     4,400
  Debt                                                            18,930    25,926
                                                                 -------  --------
     Total liabilities                                            24,781    33,019
                                                                 -------  --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' CAPITAL DEFICIENCY:
 Preferred stock, $100 par value, 150,000 shares authorized, none issued and outstanding at December 31, 1995 and 1994
 Common stock, $1 par value, 5,000,000 shares authorized,
    4,787,060, issued and outstanding at December 31, 1995 and
    2,393,530, issued and outstanding at December 31, 1994         4,787     2,393
 Additional paid-in capital                                       11,374     5,512
 Accumulated deficit                                             (20,552)  (21,101)
                                                                 -------  --------
     Total shareholders' capital deficiency                       (4,391)  (13,196)
                                                                 -------  --------

TOTAL LIABILITIES & SHAREHOLDERS' CAPITAL DEFICIENCY             $20,390  $ 19,823
                                                                 =======  ========

See accompanying notes to consolidated financial statements.

MERCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' CAPITAL DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Dollars in Thousands)


                                      Common Stock                                    Total
                                 -----------------------  Additional               Shareholders'
                                   Issued &                Paid-in    Accumulated     Capital
                                 Outstanding   Par Value   Capital      Deficit     Deficiency
                                 ------------  ---------   ---------  -----------  -------------

BALANCE AT JANUARY 1, 1993              2,393     $2,393     $ 5,512   $  (20,207)  $    (12,302)

        Net loss                            -          -           -         (236)          (236)
                                 ------------  ---------   ---------  -----------  -------------
BALANCE AT DECEMBER 31, 1993            2,393      2,393       5,512      (20,443)       (12,538)
                                 ------------  ---------   ---------  -----------  -------------
        Net loss                            -          -           -         (658)          (658)
                                 ------------  ---------   ---------  -----------  -------------
BALANCE AT DECEMBER 31, 1994            2,393      2,393       5,512      (21,101)       (13,196)
                                 ------------  ---------   ---------  -----------  -------------
        Net income                          -          -           -          549            549

        Stock rights offering           2,394      2,394       5,862            -          8,256
                                 ------------  ---------   ---------  -----------  -------------
BALANCE AT DECEMBER 31, 1995            4,787     $4,787     $11,374   $  (20,552)  $     (4,391)
                                 ------------  ---------   ---------  -----------  -------------

See accompanying notes to consolidated financial statements.

MERCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------
(Dollars in Thousands)

1.   ORGANIZATION


     Mercom, Inc. (the "Company"), is a cable television operator which provides basic, premium and pay-per-view cable programming services to subscribers in three cable systems in southern Michigan and one cable system in Port St. Lucie, Florida. The Michigan systems are operated through Mercom's wholly-owned subsidiary, Communications and Cablevision, Inc. ("CCV"). The Florida system is operated through a wholly-owned subsidiary, Mercom of Florida, Inc. ("Mercom of Florida").

     CCV, through its wholly-owned subsidiaries, operates cable television systems serving approximately 37,400 subscribers in Monroe County, Allegan County, Coldwater and Sturgis areas of Michigan. CCV and its subsidiaries have 77 franchise agreements with expiration dates between 1996 and 2015. Mercom of Florida operates a television system serving approximately 1,500 subscribers in St. Lucie West, a planned community in Southeastern Florida. Mercom of Florida has 1 franchise agreement with an expiration date of 2002.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The principal accounting policies of the Company and its subsidiaries are summarized below:

     Principles of Consolidation - The consolidated financial statements include
     ---------------------------
     the accounts of the Company and its wholly-owned subsidiaries, CCV and Mercom of Florida. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Temporary Cash Investments - For the purposes of the Statement
     -----------------------------------
     of Cash Flows, the Company considers all investments originally purchased with a maturity of three months or less to be temporary cash investments.

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

(Dollars in Thousands)

     Accounting for Impairments - In 1995, the Company adopted the provisions of
     --------------------------
     Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of ("SFAS 121").

     SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

     SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles expected to be held and used is based on the fair value of the asset.

     SFAS 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

     No impairment loss was recognized by the Company in 1995 as a result of adoption of SFAS 121.

     Interest Rate Swap Agreements - The Company had an interest rate swap
     -----------------------------
     agreement which expired in September 1994. The difference to be paid or received on such agreement was accrued as interest rates changed and was recognized over the respective payment periods during the life of the agreement.

     Subscriber Revenue - Revenues from basic and premium programming services
     ------------------
     are recorded in the month the service is provided.

     Advertising Expense - The Company expenses advertising costs as incurred.
     -------------------
     Advertising expense charged to operations was $123, $102 and $85 in 1995, 1994 and 1993, respectively.

     Income Taxes - The Company accounts for income taxes based on the
     ------------
     provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The asset and liability approach of SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. SFAS 109 permits current recognition of deferred tax assets including net operating loss carryforwards. The tax benefits recognized must be reduced by a valuation allowance when it is more likely than not the asset will not be realized.

     Earnings (Loss) Per Share - Earnings (loss) per share amounts are based
     -------------------------
     on the weighted average number of common shares outstanding.

(Dollars in Thousands)


3.   INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31:

                                                 1995   1994
                                                 ----   ----
             Goodwill                           $1,717 $1,717
             Franchise rights and costs          1,949  1,949
             Other                               1,077  1,077
                                                ------ ------
                  Total                          4,743  4,743
             Less accumulated amortization       2,377  2,068
                                                ------ ------
                  Total                         $2,366 $2,675
                                                ====== ======

Amortization expense charged to operations in 1995, 1994 and 1993 was $309, $313 and $334, respectively.

4.   INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Prior years financial statements have not been restated to apply the provision of SFAS 109. There was no cumulative effect on prior years earnings as a result of the adoption of SFAS 109.

     The income tax provision (benefit) consists of the following:

                                                     1995    1994    1993
                                                     ----    ----    ----
     Current-
       Federal                                       $ (2)   $ (4)    $ 17
       State                                            -       -        -
                                                     ----    ----     ----

     Total provision (benefit) for income taxes      $ (2)   $ (4)    $ 17
                                                     ====    ====     ====


(Dollars in Thousands)


     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, are as follows:

                                           1995     1994
                                           ----     ----
     Net operating loss carryforwards     $3,629   $3,329
     Alternative minimum tax credits          11       13
     Reserves                                969    1,515
     Other, net                              117      311
                                          ------   ------
        Total deferred assets              4,726    5,168
                                          ------   ------
     Property, plant and equipment        (2,837)  (2,971)
     Intangible assets                      (109)    (161)
                                          ------   ------
        Total deferred liabilities        (2,946)  (3,132)
                                          ------   ------

          Subtotal                         1,780    2,036

     Valuation allowance                  (1,780)  (2,036)
                                          ------   ------
     Total deferred taxes                 $    -   $    -
                                          ======   ======

     A valuation allowance has been provided for the portion of the deferred tax assets which, in the opinion of management is not likely to be utilized. The net change in the valuation allowance was a decrease of $256 in 1995.

     The provision (benefit) for income taxes is different from the amounts computed by applying the U. S. statutory federal tax rate of 34%. The differences are as follows:

                                        1995    1994    1993
                                        ----    ----    ----
     Income (loss) before provision
      (benefit) for income taxes        $ 547   $(662)  $(219)
                                        =====   =====   =====
     Federal tax provision (benefit)    $ 186   $(225)  $ (74)

     Reduction due to:

     State income taxes, net of
      federal benefit                       -      (5)      -
     Goodwill                              37      37      36
     Increase (decrease) in valuation
      allowance                          (256)    187      58
     Adjustment to prior years
      amortization                         28       -       -
     Other, net                             3       2      (3)
                                        -----   -----   -----
     Provision (benefit)
      for income taxes                  $  (2)  $  (4)  $  17
                                        =====   =====   =====

(Dollars in Thousands)


     The Company has the following federal net operating loss carryforwards available:

                               Tax Net
                              Operating             Expiration
                 Year           Losses                 Date
                 ----         ---------             ----------
                 1989         $1,097                     2004
                 1990         $3,575                     2005
                 1991         $3,220                     2006
                 1992         $1,628                     2007
                 1995         $  864                     2010


     In the past, the Company was liable for Federal Alternative Minimum Tax
     (AMT). At December 31, 1995, the cumulative minimum tax credits are $11. This amount can be carried forward indefinitely to reduce regular tax liabilities that exceed the AMT in future years.

5.   DEBT

     Debt consists of the following:

                                             December, 31
                                            --------------
                                              1995   1994
                                              ----   ----
       Term Credit Agreement                $18,930 $20,926
       Demand note                                -   5,000
                                            ------- -------

       Total                                $18,930 $25,926
       =====                                ======= =======

     The Company entered into a $25,000 Credit Agreement (the "Credit Agreement") with a bank in November 1989. The Credit Agreement was amended in April 1990 to provide borrowings up to $27,000. The Credit Agreement was further amended in December 1992, December 1993, December 1994 and March 1995 to restructure the mandatory repayments due at December 31, 1992, December 31, 1993, December 31, 1994 and March 31, 1995, respectively. On August 16, 1995, the Company amended and restated the Credit Agreement.

     The amended and restated Credit Agreement consists of a 7.5-year amortizing term loan with a final maturity of December 31, 2002 (Term Credit Agreement). In addition, the Company entered into a 364-day revolving credit facility of $2,000 maturing on August 14, 1996 (Revolving Credit Agreement).

     In connection with the amended and restated Term Credit Agreement, on August 16, 1995, outstanding indebtedness of $5,000 evidenced by a Demand Note was refinanced by canceling such note and increasing the amount outstanding under the Term Credit Agreement by $5,000 from $19,693 to $24,693.

(Dollars in Thousands)


     On August 18, 1995, the Company repaid $5,070 of the debt under the Term Credit Agreement with proceeds from the Rights Offering. Under the terms of the agreement, the Company also made scheduled principal payments of $346 in each of the third and fourth quarters of 1995.

     The Company is required to repay the remaining indebtedness under the Term Credit Agreement in equal quarterly installments aggregating the following amounts for each year ending December 31, 1996 through 2000:

                        Aggregate
               Year      Amounts
               ----     --------
               1996       $1,500
               1997        1,750
               1998        2,100
               1999        2,600
               2000        3,750

     The Term Credit Agreement and the Revolving Credit Agreement (the "credit agreements") are collateralized by both a pledge of the stock of the Company's subsidiaries and a first lien on certain assets of the Company and its subsidiaries including certain inventory, equipment and receivables.

     The credit agreements contain restrictive covenants, including the maintenance of a specified debt to cash flow ratio, an interest coverage ratio and restrictions on the payment of dividends. In addition, the Company may be required to amortize additional debt to the extent the Company generates excess cash flow. At December 31, 1995, the Company was in compliance with all covenants associated with its credit agreements. As noted, the Revolving Credit Agreement provides for revolving credit borrowings up to $2,000 as of December 31, 1995. A fee of 3/8% per annum is required on the unused portion of the available commitment. The Company had no borrowings under this agreement as of December 31, 1995.

     The weighted average effective interest rates for all debt at December 31, 1995, and 1994, were 7.0% and 7.34%, respectively. Interest is paid based on Prime, LIBOR or CD rates, depending on the type of loan and terms of the agreement.

6.   COMMON STOCK

     On August 10, 1995, the Company completed the issuance of 2,393,530 shares of Common Stock through a rights offering, resulting in net proceeds, after deducting issuance costs, of approximately $8,200. Shareholders of record at the close of business on July 20, 1995 were entitled to one non-transferable right for every share of Common Stock held. Right holders were able to purchase for a price of $3.60 per share, one share of Common Stock for each right held.

     The Company utilized a portion of the proceeds received from the Rights Offering to repay $5,070 of outstanding indebtedness to its lender and repay $2,287 of outstanding indebtedness to C-TEC under two demand notes. The remaining proceeds will be used for general corporate purposes, including capital expenditures.

(Dollars in Thousands)


7.   EMPLOYEE SAVINGS PLAN

     The Company adopted a 401(k) savings plan on January 1, 1995 covering substantially all employees. Contributions made by the Company to the 401(k) plan are based on a specified percentage of employee contributions. Contributions charged to expense were $19 in 1995.

8.   COMMITMENTS AND CONTINGENCIES

a. Total rental expense, primarily office space and pole rental, was $250, $250 and $235 for 1995, 1994 and 1993, respectively. At December 31, 1995, rental commitments under noncancelable leases, excluding annual pole rental commitments of approximately $148 that are expected to continue indefinitely, are as follows:

             1996          $86
             1997           72
             1998           69
             1999           65
             2000           65
             Thereafter    257

b. Communications and Cablevision, Inc., ("CCV"), a subsidiary of the Company, was a party to a lawsuit commenced in 1988 in the Circuit Court for the County of Ottawa, Michigan relating to the termination of Kenneth E. Lahey as President of CCV. Mr. Lahey asserted that as a result of such termination he was entitled to an amount equal to the fair market value of 10 percent of the outstanding shares of CCV stock (the "Lahey Interest"). The trial court determined that Mr. Lahey was entitled to an amount equal to the fair market value of the Lahey Interest and ordered, among other things, that an appraisal proceeding be held to determine such fair market value. The Company appealed such order, but the Michigan Court of Appeals upheld the trial court's decision on December 27, 1993. On December 16, 1994, a panel of three appraisers (the "Panel") rendered a decision in favor of Mr. Lahey in the amount of $2,949. The Company requested the Circuit Court for the City of Ottawa to remand this proceeding back to the Panel for further consideration of certain factors which were not included in their decision on December 16, 1994. A hearing was held on January 16, 1995 before the Circuit Court for the City of Ottawa. The Court issued an Opinion on February 14, 1995, denying the Company's motions and sustaining the decision of the Panel in the amount of $2,949 and awarded pre-judgment interest in the amount of approximately $1,200. The Company filed a Motion for Reconsideration with the Court. On March 27, 1995, the Court issued an Order denying the Company's Motion of Reconsideration. On April 19, 1995, the Company entered into a settlement agreement with Mr. Lahey whereby the Company agreed to pay Mr. Lahey $4,300 over a four year time frame. The Company paid Mr. Lahey $100 and $1,400 in April 1995 and June 1995, respectively. The remaining $2,800 will be paid in equal installments over a four year period on or before July 1 of each of the subsequent years.

c. The Company is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended. The Company has either settled challenges or accrued for anticipated exposures related to rate regulation; however, there is no assurance that there will not be challenges to its rates. The 1994 statement of operations includes charges aggregating approximately $150 relating to cable rate regulation liabilities.

(Dollars in Thousands)


d. In November 1995, C-TEC Corporation ("C-TEC"), which owns approximately 61.92 percent of the Company's outstanding Common Stock, announced that it had engaged Merrill Lynch & Company to assist with evaluating strategic options with a view toward enhancing shareholder value. In March 1996, C-TEC announced that it intends to distribute to its shareholders, in a tax-free spin-off, its local telephone operations, communications engineering operations, and certain other assets. Following the spin-off, C-TEC intends to combine its domestic cable television operations, including the Company, with a third party pursuant to a tax-free stock for stock transaction. No assurances can be given that these transactions will be consummated.

9.   AFFILIATE AND RELATED PARTY TRANSACTIONS

     The Company entered into a management agreement in 1992 with C-TEC, pursuant to which C-TEC will manage the Company's cable television systems' operations. The Company was charged $1,204, $1,104, and $1,108 for this management service in 1995, 1994 and 1993, respectively, based on the agreement approved by the Board of Directors. C-TEC and its subsidiaries also supplied other services not covered by the management agreement for approximately $121, $54, and $61 in 1995, 1994 and 1993, respectively. C-TEC loaned $887 to the Company to enable it to make a principal payment on its Credit Agreement of $887 scheduled for March 31, 1995. C-TEC also loaned the Company $1,400 to meet its scheduled payment under the Lahey settlement agreement. The Company paid interest in 1995 of $39 to C-TEC in connection with these two demand notes. These demand notes were repaid in August, 1995. In 1995, 1994 and 1993, the Company incurred interest of $29, $24 and $9 respectively, on outstanding management fee obligations owed to C-TEC.

     In addition, the Company sold approximately $2, $3 and $16 of inventory to a C-TEC subsidiary in 1995, 1994 and 1993, respectively.

     The Company had amounts due to C-TEC and C-TEC subsidiaries of $614 and $534 at December 31, 1995 and 1994, respectively. These amounts include management fees of $605 and $509 as of December 31, 1995 and 1994, respectively.

10.  STOCK EXCHANGE LISTING

     The Company's Common Stock was traded on the Nasdaq Stock Market ("Nasdaq") from May 1989 through February 1992. The Company's Common Stock was delisted from Nasdaq in February 1992 because the Company did not meet Nasdaq's minimum capital and surplus requirements. Currently, the Company's Common Stock is quoted on the National Quotation Bureau, Inc. and the OTC Bulletin Board which is owned and operated by the Nasdaq Stock Market, Inc.

11.  OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

     The Company places its cash and temporary cash investments with high credit quality financial institutions. The Company does, however, maintain unsecured cash and temporary cash investment balances in excess of federally insured limits.

     Concentrations of credit risk with respect to receivables are limited due to a large customer base primarily throughout Michigan.

(Dollars in Thousands)

12.  SUBSEQUENT EVENT


     Effective January 1, 1996, the Company began to provide post employment benefits primarily in the form of salary continuance to substantially all of its employees. The Company does not expect the costs of these benefits to be material.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
Mercom, Inc.

We have audited the consolidated financial statements and financial statement schedule of Mercom, Inc. and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mercom, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statements referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information required to be included therein.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 26, 1996

                      MERCOM, INC. AND SUBSIDIARIES             Schedule II

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                            (Dollars in Thousands)


COLUMN A                               COLUMN B                  COLUMN C              COLUMN D        COLUMN E
- --------                               --------                  --------              --------        --------

                                                                 ADDITIONS
                                                                 ---------

                                      BALANCE AT          CHARGED        CHARGED                       BALANCE
                                     BEGINNING OF        TO COSTS        TO OTHER                     AT END OF
DESCRIPTION                             PERIOD          AND EXPENSE      ACCOUNTS      DEDUCTIONS      PERIOD
- -----------                             ------          -----------      --------      ----------      ------
ALLOWANCE FOR DEFERRED TAX ASSETS -
 DEDUCTED FROM DEFERRED TAX ASSETS
 IN THE CONSOLIDATED BALANCE SHEETS.

      1995                              $2,036                 $0             $0           $256          $1,780
      1994                              $1,849               $187             $0             $0          $2,036
      1993*                             $1,791                $58             $0             $0          $1,849

RESERVE FOR DOUBTFUL ACCOUNTS

      1995                                 $23               $107             $0           $105             $25
      1994                                 $29                $64             $0            $70             $23
      1993                                 $46                $34             $0            $51             $29




* Valuation allowance as of initial adoption of Statement of Financial Accounting Standards No. 109 on January 1, 1993.