Form 10-Q
period 1996-03-31
MERCOM INC
filed 1996-05-15
CIK 850315

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               March 31, 1996
                               ------------------------------------------------

                                      OR


( )               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                          to
                               ------------------------------------------------
Commission file number                           0-17750
                      ----------------------------------------------------------



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

YES     X              NO
    --------              -------


       Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of April 30, 1996.


                     Common Stock          4,787,060 shares



This Form 10-Q consists of 13 sequentially numbered pages.

                         MERCOM, INC. AND SUBSIDIARIES


                                     INDEX


PART I.   FINANCIAL INFORMATION                                   PAGE NO.


Item 1.   Financial Statements
             Condensed Consolidated Balance Sheets -
             March 31, 1996 and December 31, 1995                     3


             Condensed Consolidated Statements of Operations -
             For the Three Months Ended March 31, 1996
             and 1995                                                 4


             Condensed Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1996 and 1995               5

             Notes to Condensed Consolidated Financial Statements     6-7


Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      8-11

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            12


          SIGNATURES                                                  13

Part 1.  Financial Information

Item 1.  Financial Statements

                         MERCOM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                                                                March 31,    December 31,
                                                                                                  1996           1995
                                                                                                ---------      ----------
ASSETS:

Cash & temporary cash investments                                                               $   1,556      $   2,033

Accounts receivable:
        Trade, net of reserve for doubtful accounts of $29 and $25 at
           March 31, 1996, and December 31, 1995, respectively                                        488            328
        Other                                                                                          77             49

Prepaid expenses and other                                                                            259            180

Property, plant and equipment                                                                      40,460         40,212

Less - accumulated depreciation                                                                    25,468         24,778
                                                                                                ---------      ---------
        Net property, plant and equipment                                                          14,992         15,434

Intangible assets - net of accumulated amortization of $2,454 and $2,377
        at March 31, 1996, and December 31, 1995, respectively                                      2,288          2,366
                                                                                                ---------      ---------
        Total Assets                                                                              $19,660        $20,390
                                                                                                =========      =========
LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIENCY:

Accounts payable, trade                                                                         $     430      $     800
Accounts payable, affiliates                                                                          275            614
Other liabilities                                                                                   1,673          1,554
Accrued litigation costs                                                                            2,857          2,883
Debt                                                                                               18,555         18,930
                                                                                                ---------      ---------
      Total Liabilities                                                                            23,790         24,781
                                                                                                ---------      ---------
SHAREHOLDERS' CAPITAL DEFICIENCY:

Preferred stock, $100 par value, 150,000 shares authorized,
        none issued and outstanding at March 31, 1996, and December 31, 1995
Common stock, $1 par value, 5,000,000 shares authorized,
        4,787,060, issued and outstanding at March 31, 1996, and December 31, 1995                  4,787          4,787
Additional paid-in capital                                                                         11,374         11,374
Accumulated deficit                                                                               (20,291)       (20,552)
                                                                                                ---------      ---------
      Total Shareholders' Capital Deficiency                                                       (4,130)        (4,391)
                                                                                                ---------      ---------
      Total Liabilities and Shareholders' Capital Deficiency                                      $19,660        $20,390
                                                                                                =========      =========

See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)

                                                                                         Quarter Ended March 31,
                                                                                         -----------------------
                                                                                            1996             1995
                                                                                            ----             ----
Sales                                                                                     $3,799           $3,303
                                                                                        --------         --------
Cost and expenses                                                                          2,460            2,103

Depreciation and amortization                                                                779              763
                                                                                        --------         --------
        Total operating expenses                                                           3,239            2,866
                                                                                        --------         --------
        Operating income                                                                     560              437
                                                                                        --------         --------
Other (Income) Expenses:

Interest income                                                                              (27)              (6)
Other expense                                                                                --                44
Interest expense                                                                             321              494
                                                                                        --------         --------
        Total other expenses, net                                                            294              532
                                                                                        --------         --------
        Income (loss) before income taxes                                                    266              (95)

Provision for income taxes                                                                     5              --
                                                                                        --------         --------
          Net income (loss)                                                                 $261             ($95)
                                                                                        ========         ========

Net income (loss) per average common share                                                 $0.05           ($0.04)
                                                                                        ========         ========
Weighted Average Common Shares Outstanding (in thousands)                                  4,787            2,393
                                                                                        ========         ========

See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                     Quarter Ended March 31,
                                                                     -----------------------
                                                                         1996          1995
                                                                         ----          ----
Net Cash Provided By Operating Activities                                 $157          $989
                                                                      --------      --------
Cash Flows From Investing Activities -
    Expansion, improvements and other                                     (259)         (249)
                                                                      --------      --------

Cash Flows From Financing Activities -
     Repayment of bank loans                                              (375)         (887)
     Note payable, related party                                            --           887
                                                                      --------      --------
Net cash used in financing activities                                     (375)          --
                                                                      --------      --------
Net increase (decrease) in cash & temporary cash investments              (477)          740


Cash & temporary cash investments, January 1,                            2,033            96
                                                                      --------      --------

Cash & temporary cash investments, March 31,                            $1,556          $836
                                                                      ========      ========
Supplemental Disclosures of Cash Flow Information
    Cash paid during the year for:
        Interest                                                          $342          $483
        Taxes                                                               --            --


See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)



(1)  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information. The condensed consolidated financial statements should be read in conjunction with the annual statements and notes thereto included in the Company's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ended December 31, 1996.



(2)  DEBT


Debt consists of the following:


                                      March 31        December 31
                                       1996              1995
                                       ----              ----


Term Credit Agreement                 $18,555           $18,930
                                      =======           =======



The Company entered into a $25,000 Credit Agreement (the "Credit Agreement") with a bank in November 1989. The Credit Agreement was amended in April 1990 to provide borrowings up to $27,000. The Credit Agreement was further amended in December 1992, December 1993, December 1994 and March 1995 to restructure the mandatory repayments due at December 31, 1992, December 31, 1993, December 31, 1994, and March 31, 1995, respectively. On August 16, 1995, the Company amended and restated the Credit Agreement, as stated below.

The amended and restated Credit Agreement consists of a 7.5-year amortizing term loan with a final maturity of December 31, 2002 (the "Term Credit Agreement"). In addition, the Company entered into a 364-day revolving credit facility of $2,000 maturing on August 14, 1996 (the "Revolving Credit Agreement").

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

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)



On August 18, 1995, the Company repaid $5,070 of the debt under the Term Credit Agreement with proceeds from a rights offering of Common Stock. Under the terms of the agreement, the Company also made scheduled principal payments of $346 in each of the third and fourth quarters of 1995 and $375 in the first quarter of 1996. The Company is required to repay the remaining indebtedness under the Term Credit Agreement in equal quarterly installments.

The Term Credit Agreement and the Revolving Credit Agreement (the "credit agreements") are collateralized by both a pledge of the stock of the Company's subsidiaries and a first lien on certain assets of the Company and its subsidiaries including certain inventory, equipment and receivables.

The credit agreements contain restrictive covenants, including the maintenance of a specified debt to cash flow ratio, an interest coverage ratio and restrictions on the payment of dividends. In addition, the Company may be required to amortize additional debt to the extent the Company generates excess cash flow, as defined in the Term Credit Agreement. At March 31, 1996, the Company was in compliance with all covenants associated with its credit agreements. As noted, the Revolving Credit Agreement provides for revolving credit borrowings up to $2,000 as of March 31, 1996. A fee of 3/8% per annum is required on the unused portion of the available commitment. The Company had no borrowings under this agreement as of March 31, 1996.

The weighted average effective interest rates for all debt at March 31, 1996, was 6.25%. Interest is paid based on Prime, LIBOR or CD rates, depending on the type of loan and terms of the agreement.


(3) INCOME TAXES

The provision (benefit) for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 34% primarily due in the first quarter of 1996 to utilization of net operating loss carryforwards which previously had valuation allowances and in the first quarter of 1995 losses producing no federal tax benefits due to uncertainty of realization.


(4) AFFILIATE TRANSACTIONS

The Company had amounts due to C-TEC Corporation, majority stockholder of the Company, and C-TEC subsidiaries ("C-TEC"), of $275 and $614 at March 31, 1996, and December 31, 1995, respectively, primarily related to management services provided by C-TEC. The Company entered into a management agreement with C-TEC in 1992, pursuant to which C-TEC will manage the Company's cable television systems' operations. The management agreement was approved by the Company's Board of Directors.

Item 2.           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)



The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1995. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report is forward looking, such as information relating to future capital expenditures and the effects of future regulation and competition. Such forward looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.


Results of Operations
For the three months ended March 31, 1996, the Company had net income of $261 as compared to a $95 net loss for the comparable period in 1995. This represents an increase of $356 or $0.09 per average common share for the three month period.

Sales for the three months ended March 31, 1996, increased $496 or 15.0% over the comparable period in 1995. The increase in sales is primarily attributed to higher basic service revenues of $429. The two components responsible for the increase are; (i) basic rate increases implemented in April 1995 and February 1996 generating an additional $325 and, (ii) 1,592 average additional basic subscribers per month generating an additional $104. In addition, sales from pay-per-view events increased $45 over the comparable period in 1995.

Total costs and expenses, exclusive of depreciation and amortization, for the three month period ended March 31, 1996, increased $357 or 17.0% when compared to the same period in 1995. The increase is primarily the result of higher programming costs that are directly related to additional customers, new channels and higher programming rates from suppliers. In addition, increases in salaries and benefits, advertising and promotional expenses, costs associated with maintaining a larger customer base and a concentration on customer service also contributed to the increase over the first quarter of the prior year.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)


Results of Operations, continued
Interest expense for the three months ended March 31, 1996, decreased $173 or 35.0% when compared to the same period in 1995. The aggregate principal repayments of $6,484 made against outstanding bank debt between the periods of March 31, 1995, and March 31, 1996, are primarily responsible for the decrease in interest expense. In addition, the weighted average effective interest rate decreased from 8.3% at March 31, 1995, to 6.25% at March 31, 1996. The Company's future interest expense is subject to fluctuations in the market rate of interest and therefore there is no assurance that the Company's current level of interest expense is indicative of future trends.


Other expenses decreased $44 or 100.0% for the three month period resulting from an accrual of $52 in the first quarter of 1995 related to the litigation with a former officer which was settled in the second quarter of 1995.


Liquidity and Capital Resources
Cash and temporary cash investments were $1,556, at March 31, 1996, as compared to $2,033 at December 31, 1995. The decrease in cash of $477 is primarily attributed to a mandatory principal payment of $375 made in the first quarter of 1996. In addition, capital expenditures exceeded cash provided from operations by $102 for the quarter ended March 31, 1996.


The Company's outstanding debt at March 31, 1996, was $18,555. Additionally, the Company has an unused 364-day revolving credit facility of $2,000 at March 31, 1996. The Company was in compliance with all covenants of its Credit Agreement at March 31, 1996.


The Company has scheduled quarterly principal payments of $375 in each of the remaining three quarters of 1996. In addition, the Company has a scheduled $700 payment due on or before July 1, 1996, according to the terms of the litigation settlement with a former officer. The Company expects to fund these payments from cash provided by operations, which include revenues from the rate increase discussed below, and if necessary borrowing on its revolving credit facility. Additionally, the Company is required to amortize additional debt to the extent the Company generates excess cash flow, as defined in the Term Credit Agreement.

The Company must now be able to continue to manage its costs and increase its revenues through rate increases, the offering of new products, and the expansion of its territories. In addition to the basic subscriber increases discussed previously, in February 1996, a basic rate increase was implemented according to the rules and regulations established by the Federal Communications Commission (the "FCC") and is expected to provide an additional $1,300 in annualized revenues based on the current level of subscribers.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)



Liquidity and Capital Resources, continued
The Company has restructured both the equity and debt of the Company in 1995 on terms that are significantly less restrictive to its liquidity and operations than its prior structure. The Company must be able to generate cash to service its debt, under its amended and restated Credit Agreement, to repay amounts owed to a former officer under the terms of a settlement agreement and to make the capital expenditures necessary to remain competitive. The Company believes that its capital structure and results of operations will be adequate to meet these requirements for the foreseeable future.


In November 1995, C-TEC, which owns approximately 61.92% of the Company's outstanding Common Stock, announced that it had engaged Merrill Lynch & Company to assist with evaluating strategic options with a view toward enhancing shareholder value. In March 1996, C-TEC announced that it intends to distribute to its shareholders, in a tax-free spin-off, its local telephone operations, communications engineering operations, and certain other assets. Following the spin-off, C-TEC intends to combine its domestic cable television operations, including its investment in the Company, with a third party pursuant to a tax-free stock for stock transaction. No assurances can be given that these transactions will be consummated.


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


Cable Television Consumer Protection and Competition Act
- --------------------------------------------------------


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

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)


Regulatory Matters, continued

Impact to Company
The rate regulation provisions of the 1992 Act have not had a material adverse effect on the Company's financial condition and results of operations through March 31, 1996. The Company anticipates that certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, will reduce the future operating margins of the Company.


In December 1995, the Company commenced rate increase notifications to all of its Michigan subscribers. The rate increase was implemented in February 1996 based on a small system rate relief order (the "Order") released by the FCC on June 5, 1995. The Order defines "small systems" as those systems with 15,000 or fewer subscribers owned by small cable companies, those cable companies with 400,000 or fewer subscribers. The Company believes that it is a small operator and that all of its systems are small systems under these rules. Eleven complaints have been filed with the FCC relative to the February 1996 rate increase.


Telecommunications Act of 1996
- ------------------------------


In early February, Congress passed and the President signed the Telecommunications Act of 1996 (the "1996 Act"). The new law intends to stimulate growth and competition in virtually every component of the communications industry. The 1996 Act establishes a framework for deregulation and calls for state regulators and the FCC to work out the specific implementation process. In addition, the Company's traditional lines of business will be provided relief from the earnings restrictions and price controls imposed by the 1992 Act. With the passage of the 1996 Act, all cable systems' rates are deregulated as effective competition enters the franchise area, or by March 31, 1999, whichever occurs first.

Part II    Other Information



Item 6.            Exhibits and Reports on Form 8-K


(a).   Exhibits
       (27)    Financial Data Schedule


(b).   Reports on Form 8-K


No reports on Form 8-K were filed during the first quarter of 1996.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MERCOM, INC.






     DATE: May 15, 1996
                                           /s/ Bruce C. Godfrey
                                           ------------------------
                                           Bruce C. Godfrey
                                           Executive Vice President and
                                           Chief Financial Officer