Form 10-K/A
period 1995-12-31
MERCOM INC
filed 1996-07-02
CIK 850315

                                  FORM 10-K/A


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

As of February 28, 1996, 4,787,060 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon the average of the bid and asked prices of these shares quoted by the National Quotation Bureau, Inc. and the OTC Bulletin Board on February 28, 1996, of $6 3/4 per share) was approximately $12,303,968.


                  Documents Incorporated by Reference - None
                  -----------------------------------

                                   PART III

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

Name and Address of              Amount and Nature of             Percent
 Beneficial Owner              Beneficial Ownership (1)          of Class
- -------------------            ------------------------          --------

C-TEC Corporation (2)                  2,964,250                   61.92%
105 Carnegie Center
Princeton, New Jersey 08540

Lappin Capital Management, L.P. (3)      463,019                    9.67%
767 Third Avenue 16th Floor
New York, New York 10017

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

(2) As set forth in Amendment No. 19 to C-TEC's Schedule 13D dated August 21, 1995, such shares are owned by C-TEC Properties, Inc.

(3) Based on information obtained from Schedule 13D for the Common Stock of the Company filed through December 15, 1995, with the Securities and Exchange Commission by Lappin Capital Management, L.P. and LBL Group, L.P.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MERCOM, INC.



Date:  June 27, 1996             By /s/ David C. McCourt
                                    --------------------------------
                                 David C. McCourt, Chairman
                                 Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                   Title                      Date
     ---------                   -----                      ----

     /s/ David C. McCourt        Chairman                   June 27, 1996
     ----------------------      Chief Executive Officer
     David C. McCourt


     /s/ Michael J. Mahoney      President                  June 27, 1996
     ----------------------      Chief Operating Officer
     Michael J. Mahoney


     /s/ Bruce C. Godfrey        Executive Vice President   June 27, 1996
     ----------------------      and Chief Financial
     Bruce C. Godfrey            Officer (Principal
                                 Financial Officer)

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