Form 10-Q
period 1996-06-30
MERCOM INC
filed 1996-08-14
CIK 850315

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            June 30, 1996
                               ----------------------------------------------


                                         OR


( )               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from               to
                               ---------------------------------
Commission file number                0-17750
                      ------------------------------------------



                               MERCOM, INC.
- -------------------------------------------------------------------------------
             (Exact name or registrant as specified in its charter)
         Delaware                                                 38-2728175
- -------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                           Identification No.)

                              105 Carnegie Center
                        Princeton, New Jersey 08540-6215
                        --------------------------------
                    (Address of principle executive offices)
                                   (Zip Code)


                                 (609) 734-3737
- -------------------------------------------------------------------------------
              (Registrant's telephone number including area code)
- -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES     X              NO
                         --------              --------


       Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of July 31, 1996.


                     Common Stock          4,787,060 shares


This Form 10-Q consists of 13 sequentially numbered pages.

                         MERCOM, INC. AND SUBSIDIARIES


                                     INDEX


PART I.   FINANCIAL INFORMATION                                    PAGE NO.


  Item 1.   Financial Statements
              Condensed Consolidated Balance Sheets -
              June 30, 1996 and December 31, 1995                      3


              Condensed Consolidated Statements of Operations -
              Quarters and Six Months Ended June 30, 1996
              and 1995                                                 4


              Condensed Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1996 and 1995                  5

              Notes to Condensed Consolidated Financial Statements     6-7


  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      8-11

PART II.  OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                           12


            SIGNATURES                                                 13

Part 1.  Financial Information

Item 1.  Financial Statements

                      MERCOM, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                         (Dollars in Thousands)

                                                                                     June 30,         December 31,
                                                                                       1996                1995
                                                                                       ----                ----
ASSETS:

Cash & temporary cash investments                                                $         1,744     $         2,033

Accounts receivable:
    Trade, net of reserve for doubtful accounts of $55 and $25 at
    June 30, 1996, and December 31, 1995, respectively                                       305                 328
    Other                                                                                     18                  49

Prepaid expenses and other                                                                    84                 180

Property, plant and equipment                                                             40,673              40,212

Less - accumulated depreciation                                                           26,170              24,778
                                                                                 ---------------     ---------------
        Net property, plant and equipment                                                 14,503              15,434

Intangible assets - net of accumulated amortization of $2,531 and $2,377
        at June 30, 1996, and December 31, 1995, respectively                              2,212               2,366
                                                                                 ---------------     ---------------
        Total Assets                                                             $        18,866     $        20,390
                                                                                 ===============     ===============
LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIENCY:

Accounts payable, trade                                                          $           438     $           800
Accounts payable, affiliates                                                                 425                 614
Other liabilities                                                                          1,413               1,554
Accrued litigation costs                                                                   2,151               2,883
Debt                                                                                      18,180              18,930
                                                                                 ---------------     ---------------
      Total Liabilities                                                                   22,607              24,781
                                                                                 ---------------     ---------------
SHAREHOLDERS' CAPITAL DEFICIENCY:

Preferred stock, $100 par value, 150,000 shares authorized,
        none issued and outstanding at June 30, 1996, and December 31, 1995
Common stock, $1 par value, 5,000,000 shares authorized,
        4,787,060, issued and outstanding at June 30, 1996, and December 31, 1995          4,787               4,787
Additional paid-in capital                                                                11,374              11,374
Accumulated deficit                                                                      (19,902)            (20,552)
                                                                                 ---------------     ---------------
      Total Shareholders' Capital Deficiency                                              (3,741)             (4,391)
                                                                                 ---------------     ---------------
      Total Liabilities and Shareholders' Capital Deficiency                     $        18,866     $        20,390
                                                                                 ===============     ===============


See accompanying notes to condensed consolidated financial statements.

                  MERCOM, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
          (Dollars in Thousands, Except Per Share Data)

                                                               Quarter Ended June 30,       Six Months Ended June 30,
                                                               ----------------------       -------------------------
                                                                     1996         1995              1996        1995
                                                                     ----         ----              ----        ----
Sales                                                              $3,885       $3,541            $7,684      $6,844
                                                               ----------   ----------        ----------  ----------
Cost and expenses                                                   2,447        2,173             4,907       4,276

Depreciation and amortization                                         783          766             1,562       1,529
                                                               ----------   ----------        ----------  ----------
      Total operating expenses                                      3,230        2,939             6,469       5,805
                                                               ----------   ----------        ----------  ----------
      Operating income                                                655          602             1,215       1,039
                                                               ----------   ----------        ----------  ----------
Other (Income) Expenses:

Interest income                                                       (29)         (16)              (56)        (22)
Other expense                                                           2          --                  1          44
Interest expense                                                      299          557               620       1,051
                                                               ----------   ----------        ----------  ----------
      Total other expenses, net                                       272          541               565       1,073
                                                               ----------   ----------        ----------  ----------
      Income (loss) before income taxes                               383           61               650         (34)

Benefit for income taxes                                               (4)         --                --          --
                                                               ----------   ----------        ----------  ----------
      Net income (loss)                                              $387          $61              $650        ($34)
                                                               ==========   ==========        ==========  ==========

Net income (loss) per average common share                          $0.08        $0.03             $0.14      ($0.01)
                                                               ==========   ==========        ==========  ==========
Weighted Average Common Shares Outstanding (in thousands)           4,787        2,393             4,787       2,393
                                                               ==========   ==========        ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                        1996              1995
                                                        ----              ----
Net Cash Provided By Operating Activities               $938            $1,022
                                                 -----------       -----------

Cash Flows From Investing Activities
    Expansion, improvements and other                   (477)             (455)
                                                 -----------       -----------

Cash Flows From Financing Activities
     Repayment of bank loans                            (750)           (1,233)
     Note payable, related party                         --              2,287
                                                 -----------       -----------
Net cash (used in) provided by financing
 activities                                             (750)            1,054
                                                 -----------       -----------
Net (decrease) increase in cash & temporary
 cash investments                                       (289)            1,621


Cash & temporary cash investments, January 1,          2,033                96
                                                 -----------       -----------

Cash & temporary cash investments, June 30,           $1,744            $1,717
                                                 ===========       ===========

Supplemental Disclosures of Cash Flow Information
     Cash paid during the year for:
        Interest                                        $638              $648
        Taxes                                             $9               --

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



(2)  DEBT


Debt consists of the following:


                              June 30       December 31
                               1996            1995
                               ----            ----


Term Credit Agreement         $18,180         $18,930
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

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)



On August 18, 1995, the Company repaid $5,070 of the debt under the Term Credit Agreement with proceeds from a rights offering of Common Stock. Under the terms of the agreement, the Company also made scheduled principal payments of $346 in each of the third and fourth quarters of 1995 and $375 in each of the first and second quarters of 1996. The Company is required to repay the remaining indebtedness under the Term Credit Agreement in quarterly installments.

The Term Credit Agreement and the Revolving Credit Agreement (the "credit agreements") are collateralized by both a pledge of the stock of the Company's subsidiaries and a first lien on certain assets of the Company and its subsidiaries including certain inventory, equipment and receivables.

The credit agreements contain restrictive covenants, including the maintenance of a specified debt to cash flow ratio, an interest coverage ratio and restrictions on the payment of dividends. In addition, the Company may be required to amortize additional debt to the extent the Company generates excess cash flow, as defined in the Term Credit Agreement. At June 30, 1996, the Company was in compliance with all covenants associated with its credit agreements. As noted, the Revolving Credit Agreement provides for revolving credit borrowings up to $2,000 as of June 30, 1996. A fee of 3/8% per annum is required on the unused portion of the available commitment. The Company had no borrowings under this agreement as of June 30, 1996.

The weighted average effective interest rate for all debt at June 30, 1996, was 6.5%. Interest is paid based on Prime, LIBOR or CD rates, depending on the type of loan and terms of the agreement.

(3) INCOME TAXES

The provision (benefit) for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 34% primarily due in the first half of 1996 to utilization of net operating loss carryforwards for which the related deferred tax assets previously were reduced by valuation allowances and primarily due in the first half of 1995 to losses producing no federal tax benefits due to uncertainty of realization.


(4) AFFILIATE TRANSACTIONS

The Company had amounts due to C-TEC Corporation, majority stockholder of the Company, and C-TEC subsidiaries ("C-TEC"), of $425 and $614 at June 30, 1996, and December 31, 1995, respectively, primarily related to management services provided by C-TEC. The Company entered into a management agreement with C-TEC in 1992, pursuant to which C-TEC will manage the Company's cable television systems' operations. The management agreement was approved by the Company's Board of Directors.

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

Results of Operations

For the three months ended June 30, 1996, the Company had net income of $387 as compared to $61 net income for the comparable period in 1995. The Company's net income for the six months ended June 30, 1996 increased by $684 to $650 from a loss of $34 for the comparable period in 1995. The increases represent an improvement of $0.05 and $0.15 per average common share for the three and six month periods, respectively.

Sales for the three months ended June 30, 1996 increased by $344 or 9.7% over the comparable period in 1995 while sales for the six months ended June 30, 1996 increased $840 or 12.3%. The increase is primarily due to basic rate increases in April 1995 and February 1996 adding $213 and $539, respectively, to the three and six month periods. Also, an additional 1,734 average basic subscribers per month during the first six months of 1996 compared to the same period in 1995 amounted to $128 and $232, respectively, of increased basic revenues for the three and six month periods. In addition, an increase of $10 and $54 in pay-per-view revenue for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995 contributed to the increase.

Total costs and expenses, exclusive of depreciation and amortization, for the three and six month periods ended June 30, 1996 increased by $274 or 12.6% and $631 or 14.8%, respectively, when compared to the same periods in 1995. The increases for the three and six month periods were primarily the result of higher programming costs that are directly related to additional customers, new channels and higher programming rates from suppliers. In addition, increases in salaries and benefits, advertising and promotional expenses, costs associated with maintaining a larger customer base and a concentration on customer service also contributed to the increases for the three and six month periods ended June 30, 1996 over the same periods in 1995.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)


Results of Operations, continued
Interest expense for the three and six month periods ended June 30, 1996 decreased by $258 or 46.3% and $431 or 41.0%, respectively, as compared to the same periods in 1995. The aggregate principal repayments of $6,513 made against outstanding bank debt between the periods of June 30, 1995 and June 30, 1996 are primarily responsible for the decrease in interest expense. In addition, the weighted average effective interest rate decreased from 8.3% at June 30, 1995 to 6.5% at June 30, 1996. The Company's future interest expense is subject to fluctuations in the market rate of interest, and accordingly, there is no assurance that the Company's current level of interest expense is indicative of future trends.

Other expenses decreased $43 or 97.7% for the six month period resulting from an accrual of $52 in the first quarter of 1995 related to the litigation with a former officer which was settled in the second quarter of 1995.

Liquidity and Capital Resources

Cash and temporary cash investments were $1,744, at June 30, 1996, as compared to $2,033 at December 31, 1995. The decrease in cash of $289 is primarily attributed to mandatory principal payments totaling $750 and capital expenditures of $477 partially offset by cash provided from operations of $938 for the six months ended June 30, 1996.

The Company's outstanding debt at June 30, 1996, was $18,180. Additionally, the Company has an unused 364-day revolving credit facility of $2,000 at June 30, 1996. The Company was in compliance with all covenants of its Credit Agreement at June 30, 1996.

The Company made a scheduled $700 payment in June 1996, to a former officer according to the terms of a litigation settlement. The remaining $2,100 will be paid in equal installments over a three year period beginning with the payment due on or before July 1, 1997. In addition, the Company has scheduled quarterly principal payments on long-term debt of $375 in each of the remaining two quarters of 1996. The Company expects to fund each of these payments from cash provided by operations, which include revenues from the rate increase discussed below. In the event additional cash is required, the Company is currently discussing with its bank a renewal of the Revolving Credit Agreement expiring August 14, 1996. Additionally, the Company is required to amortize additional debt to the extent the Company generates excess cash flow, as defined in the Term Credit Agreement.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)


Liquidity and Capital Resources, continued
The Company must continue to manage its costs and increase its revenues through rate increases, the offering of new products, and the expansion of its territories. In addition to the basic subscriber increases discussed previously, in February 1996, a basic rate increase was implemented according to the rules and regulations established by the Federal Communications Commission (the "FCC") and is expected to provide an additional $1,300 in annualized revenues based on the current level of subscribers.

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

In November 1995, C-TEC, which owns approximately 61.92% of the Company's outstanding Common Stock, announced that it had engaged Merrill Lynch & Company to assist with evaluating strategic options with a view toward enhancing shareholder value. In March 1996, C-TEC announced that it intended to distribute to its shareholders, in a tax-free spin-off, its local telephone operations, communications engineering operations, and certain other assets and that, following the spin-off, it intended to combine its domestic cable television operations, including its investment in the Company, with a third party pursuant to a tax-free stock for stock transaction. In August 1996, C-TEC announced that a decision has been made to close all discussions concerning a sale of its domestic cable television unit, including its investment in the Company. C-TEC will, however, continue to explore ways to increase its profitability and value which could include a restructuring transaction of some sort. No assurances can be given that any transaction will be consummated.

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

Impact to Company

The rate regulation provisions of the 1992 Act have not had a material adverse effect on the Company's financial condition and results of operations through June 30, 1996. The Company anticipates that certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, will reduce the future operating margins of the Company.

In December 1995, the Company commenced rate increase notifications to all of its Michigan subscribers. The rate increase was implemented in February 1996 based primarily on a small system rate relief order (the "Order") released by the FCC on June 5, 1995. The Order defines "small systems" as those systems with 15,000 or fewer subscribers owned by small cable companies, those cable companies with 400,000 or fewer subscribers. Eleven complaints have been filed with the FCC relative to the February 1996 rate increase, ten of which were community complaints. The Company implemented its rate increase in eight of these communities using the small system rules. The FCC has responded to three of the community complaints and denied the Company's request for small system relief under the 1996 Act and the Order. The Company believes it is a small operator under both the 1996 Act and the Order and has filed Petitions for Reconsideration with the FCC relative to these rulings. At this time, no further actions have been taken by the FCC relative to these petitions. In the event the FCC upholds their initial decision regarding these three communities, the Company has filed alternate rate justifications to support its existing rates and believes there will not be a material adverse effect on its results of operations or financial condition.

Part II    Other Information



Item 6.            Exhibits and Reports on Form 8-K


(a). Exhibits
     (27)    Financial Data Schedule


(b). Reports on Form 8-K


No reports on Form 8-K were filed during the second quarter of 1996.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   MERCOM, INC.






     DATE: August 14, 1996                         /s/ Bruce C. Godfrey
                                                   --------------------
                                                   Bruce C. Godfrey
                                                   Executive Vice President and
                                                   Chief Financial Officer