Form 10-Q
period 1996-09-30
MERCOM INC
filed 1996-11-14
CIK 850315

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             September 30, 1996
                               ------------------------------------------------

                                      OR


[_]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from             to
                               ----------------------------
Commission file number               0-17750
                       ------------------------------------



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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of October 31, 1996.

                     Common Stock      4,787,060 shares


This Form 10-Q consists of 14 sequentially numbered pages.

                         MERCOM, INC. AND SUBSIDIARIES


                                     INDEX


PART I.   FINANCIAL INFORMATION                                         PAGE NO.


 Item 1.   Financial Statements
             Condensed Consolidated Balance Sheets -
             September 30, 1996 and December 31, 1995                     3


             Condensed Consolidated Statements of Operations -
             Quarters and Nine Months Ended September 30, 1996
             and 1995                                                     4


             Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1996 and 1995                5

             Notes to Condensed Consolidated Financial Statements         6-7


 Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8-12


PART II.  OTHER INFORMATION


 Item 4.   Submission of Matters to a Vote of Security Holders            13

 Item 6.   Exhibits and Reports on Form 8-K                               13


           SIGNATURES                                                     14

Part 1.  Financial Information

Item 1.  Financial Statements

                         MERCOM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                                         September 30,          December 31,
                                                                                             1996                   1995
                                                                                          -------------          ------------
ASSETS:

Cash & temporary cash investments                                                                $2,453                $2,033

Accounts receivable:
        Trade, net of reserve for doubtful accounts of $56 and $25 at
           September 30, 1996, and December 31, 1995, respectively                                  321                   328
        Other                                                                                        20                    49

Prepaid expenses and other                                                                          155                   180

Property, plant and equipment                                                                    40,851                40,212

Less - accumulated depreciation                                                                  26,810                24,778
                                                                                          -------------          ------------

        Net property, plant and equipment                                                        14,041                15,434

Intangible assets - net of accumulated amortization of $2,608 and $2,377
        at September 30, 1996, and December 31, 1995, respectively                                2,134                 2,366
                                                                                          -------------          ------------

        Total Assets                                                                            $19,124               $20,390
                                                                                          =============          ============

LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIENCY:

Accounts payable, trade                                                                            $430                  $800
Accounts payable, affiliates                                                                        598                   614
Other liabilities                                                                                 1,497                 1,554
Accrued litigation costs                                                                          2,151                 2,883
Debt                                                                                             17,805                18,930
                                                                                          -------------          ------------

      Total Liabilities                                                                          22,481                24,781
                                                                                          -------------          ------------

SHAREHOLDERS' CAPITAL DEFICIENCY:

Preferred stock, $100 par value, 150,000 shares authorized,
        none issued and outstanding at September 30, 1996, and December 31, 1995
Common stock, $1 par value, 5,000,000 shares authorized,
        4,787,060, issued and outstanding at September 30, 1996, and December 31, 1995            4,787                 4,787
Additional paid-in capital                                                                       11,374                11,374
Accumulated deficit                                                                             (19,518)              (20,552)
                                                                                          -------------          ------------

      Total Shareholders' Capital Deficiency                                                     (3,357)               (4,391)
                                                                                          -------------          ------------

      Total Liabilities and Shareholders' Capital Deficiency                                    $19,124               $20,390
                                                                                          =============          ============

See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)


                                                                   Quarter Ended Sept 30,        Nine Months Ended Sept 30,
                                                                   ---------------------         -------------------------
                                                                           1996          1995              1996           1995
                                                                           ----          ----              ----           ----
Sales                                                                    $3,958        $3,556           $11,642        $10,399
                                                                     ----------    ----------        ----------     ----------

Cost and expenses                                                         2,513         2,186             7,421          6,462

Depreciation and amortization                                               753           743             2,315          2,272
                                                                     ----------    ----------        ----------     ----------

        Total operating expenses                                          3,266         2,929             9,736          8,734
                                                                     ----------    ----------        ----------     ----------

        Operating income                                                    692           627             1,906          1,665
                                                                     ----------    ----------        ----------     ----------
Other (Income) Expenses:

Interest income                                                             (29)          (31)              (85)           (53)
Other expense                                                                10            --                10             44
Interest expense                                                            305           512               925          1,563
                                                                     ----------    ----------        ----------     ----------

        Total other expenses, net                                           286           481               850          1,554
                                                                     ----------    ----------        ----------     ----------

        Income before income taxes                                          406           146             1,056            111

Provision for income taxes                                                   20            --                22             --
                                                                     ----------    ----------        ----------     ----------

          Net income                                                       $386          $146            $1,034           $111
                                                                     ==========    ==========        ==========     ==========

Net income per average common share                                       $0.08         $0.04             $0.22          $0.04
                                                                     ==========    ==========        ==========     ==========

Weighted Average Common Shares Outstanding (in thousands)                 4,787         3,746             4,787          2,849
                                                                     ==========    ==========        ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                Nine Months Ended Sept 30,
                                                                ---------------------------

                                                                     1996                1995
                                                                     ----                ----

Net Cash Provided By Operating Activities                            $2,235              $1,356
                                                            ---------------      --------------
Cash Flows From Investing Activities
 Expansion, improvements and other                                     (690)               (664)
                                                            ---------------      --------------

Cash Flows From Financing Activities
 Repayment of bank loans                                             (1,125)             (6,650)
 Note payable, related party                                            --                2,287
 Repayment of note payable, related party                               --               (2,287)
 Net proceeds from the issuance of common stock                         --                8,255
                                                            ---------------      --------------

Net cash (used in) provided by financing activities                  (1,125)              1,605
                                                            ---------------      --------------

Net increase in cash & temporary cash investments                       420               2,297

Cash & temporary cash investments, January 1,                         2,033                  96
                                                            ---------------      --------------

Cash & temporary cash investments, September 30,                     $2,453              $2,393
                                                            ===============      ==============

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
    Interest                                                           $944              $1,706
    Taxes                                                                $9                --


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


(2)  DEBT


Debt consists of the following:


                                   September 30      December 31
                                       1996             1995
                                       ----             ----


Term Credit Agreement                $17,805           $18,930
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

The amended and restated Credit Agreement consists of a 7.5-year amortizing term loan with a final maturity of December 31, 2002 (the "Term Credit Agreement"). In addition, the Company entered into a 364-day revolving credit facility of $2,000 with an initial maturity of August 14, 1996 (the "Revolving Credit Agreement") which has been amended and extended to August 12, 1997.

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)


Under the terms of the Term Credit Agreement, the Company made scheduled principal payments of $346 in each of the third and fourth quarters of 1995 and $375 in each of the first, second and third quarters of 1996. The Company is required to repay the remaining indebtedness under the Term Credit Agreement in quarterly installments.

The Term Credit Agreement and the Revolving Credit Agreement (the "credit agreements") are collateralized by both a pledge of the stock of the Company's subsidiaries and a first lien on certain assets of the Company and its subsidiaries including certain inventory, equipment and receivables.

The credit agreements contain restrictive covenants, including the maintenance of a specified debt to cash flow ratio, an interest coverage ratio and restrictions on the payment of dividends. In addition, the Company may be required to amortize additional debt to the extent the Company generates excess cash flow, as defined in the Term Credit Agreement. At September 30, 1996, the Company was in compliance with all covenants associated with its credit agreements. As noted, the Revolving Credit Agreement provides for revolving credit borrowings up to $2,000. A fee of 3/8% per annum is required on the unused portion of the available commitment. The Company had no borrowings under this agreement as of September 30, 1996.

The weighted average effective interest rate for all debt at September 30, 1996, was 6.56%. Interest is paid based on Prime, LIBOR or CD rates, depending on the type of loan and terms of the agreement.

(3) INCOME TAXES

The provision for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 34% primarily due to utilization of net operating loss carryforwards for which the related deferred tax assets previously were reduced by valuation allowances.

(4) AFFILIATE TRANSACTIONS

The Company had amounts due to C-TEC Corporation, majority stockholder of the Company, and C-TEC subsidiaries ("C-TEC"), of $598 and $614 at September 30, 1996, and December 31, 1995, respectively, primarily related to management services provided by C-TEC. The Company has entered into a management agreement with C-TEC, pursuant to which C-TEC manages the Company's cable television systems' operations. The management agreement was approved by the Company's Board of Directors.

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

Results of Operations
For the three months ended September 30, 1996, the Company had net income of $386 as compared to $146 net income for the comparable period in 1995. The Company's net income for the nine months ended September 30, 1996 increased by $923 to $1,034 from net income of $111 for the comparable period in 1995. The increases represent an improvement of $0.04 and $0.18 per average common share for the three and nine month periods, respectively.


Sales for the three and nine month periods ended September 30, 1996, increased by $402 or 11.3% and $1,243 or 12.0%, respectively, over the comparable periods in 1995. The increase is primarily due to basic rate increases in April 1995 and February 1996 adding $237 and $776, respectively, to the three and nine month periods. Also, an additional 1,751 average basic subscribers per month during the first nine months of 1996 compared to the same period in 1995 amounted to $122 and $355, respectively, of increased basic revenues for the three and nine month periods. Also contributing to the increase, was an additional $11 and $65 in pay-per-view revenue for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995.

Total costs and expenses, exclusive of depreciation and amortization, for the three and nine month periods ended September 30, 1996, increased by $327 or 15.0% and $959 or 14.8%, respectively, when compared to the same periods in 1995. The increases for the three and nine month periods were primarily the result of higher programming costs that are directly related to additional customers, new channels and higher programming rates from suppliers. In addition, increases in salaries and benefits, advertising and promotional expenses, costs associated with maintaining a larger customer base and a concentration on customer service also contributed to the increases for the three and nine month periods ended September 30, 1996, over the same periods in 1995.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)


Results of Operations, continued
Interest expense for the three and nine month periods ended September 30, 1996, decreased by $207 or 40.4% and $638 or 40.8%, respectively, as compared to the same periods in 1995. The decrease in the average outstanding bank debt balance during the comparable periods was the primary reason for the decrease in interest expense. In addition, a reduction in the weighted average effective interest rate during the comparable periods contributed to the reduction in interest expense. The Company's future interest expense is subject to fluctuations in the market rate of interest, and accordingly, there is no assurance that the Company's current level of interest expense is indicative of future trends.


Other expenses decreased $34 or 77.3% for the nine month period resulting from an accrual of $52 in the first quarter of 1995 in anticipation of a settlement in the second quarter of 1995 related to litigation with a former officer.

Liquidity and Capital Resources
Cash and temporary cash investments were $2,453, at September 30, 1996, as compared to $2,033 at December 31, 1995. The increase in cash of $420 is attributed to cash provided from operations of $2,235 partially offset by mandatory principal payments totaling $1,125 and capital expenditures of $690 for the nine months ended September 30, 1996.

The Company's outstanding debt at September 30, 1996, was $17,805. Additionally, the Company has an unused 364-day revolving credit facility of $2,000 at September 30, 1996. The Company was in compliance with all covenants of its Credit Agreement at September 30, 1996.

The Company made a scheduled $700 payment in June 1996, to a former officer according to the terms of a litigation settlement. The remaining $2,100 will be paid in equal installments over a three year period beginning with the payment due on or before July 1, 1997. In addition, the Company has a scheduled quarterly principal payment on long-term debt of $375 in the last quarter of 1996 and quarterly principal payments of $438 each, due at the end of each quarter in 1997. Additionally, the Company is required to amortize additional debt to the extent the Company generates excess cash flow, as defined in the Term Credit Agreement. The Company expects to fund these payments from cash provided by operations. On August 14, 1996, the Company and its bank amended the Revolving Credit Agreement of $2,000 extending its maturity to August 12, 1997. This facility, which is unused at September 30, 1996, may be drawn upon as necessary.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)


Liquidity and Capital Resources, continued
The Company must continue to manage its costs and increase its revenues through rate increases, the offering of new products, and the expansion of its territories. In addition to the basic subscriber increases discussed previously, in February 1996, a basic rate increase was implemented according to the rules and regulations established by the Federal Communications Commission (the "FCC") and is expected to provide $1,300 in annualized revenues based on the current level of subscribers.

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

In November 1995, C-TEC, which owns approximately 61.92% of the Company's outstanding Common Stock, announced that it had engaged Merrill Lynch & Company to assist with evaluating strategic options with a view toward enhancing shareholder value. In March 1996, C-TEC announced that it intended to distribute to its shareholders, in a tax-free spin-off, its local telephone operations, communications engineering operations, and certain other assets and that, following the spin-off, it intended to combine its domestic cable television operations, including its investment in the Company, with a third party pursuant to a tax-free stock for stock transaction. In August 1996, C-TEC decided to close all discussions concerning a sale of its domestic cable television unit, including its investment in the Company. C-TEC will, however, continue to explore ways to increase its profitability and value which could include a restructuring transaction of some sort. No assurances can be given that any transaction will be consummated.

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

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)


Regulatory Matters, continued

Cable Television Consumer Protection and Competition Act
--------------------------------------------------------
On October 5, 1992, Congress passed the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") which regulated certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and which will increase the administrative costs of complying with such regulations. The most significant provision of the 1992 Act requires the FCC to establish rules to ensure that rates for basic services are reasonable for subscribers in areas without effective competition as defined in the 1992 Act. Few municipalities served by the Company are subject to effective competition.

Telecommunications Act of 1996
------------------------------
In early February, Congress passed and the President signed the Telecommunications Act of 1996 (the "1996 Act"). The new law intends to stimulate growth and competition in virtually every component of the communications industry. The 1996 Act establishes a framework for deregulation and calls for state regulators and the FCC to work out the specific implementation process. In addition, the Company's traditional lines of business will be provided relief from the earnings restrictions and price controls imposed by the 1992 Act. With the passage of the 1996 Act, all cable systems' rates are deregulated as effective competition enters the franchise area, or by March 31, 1999, whichever occurs first.

Impact to Company
The rate regulation provisions of the 1992 Act have not had a materially adverse effect on the Company's financial condition and results of operations through September 30, 1996. Certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, have the effect of reducing operating margins of the Company.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)


Impact to Company, continued
In December 1995, the Company commenced rate increase notifications to all of its Michigan subscribers. The rate increase was implemented in February 1996 based primarily on a small system rate relief order (the "Order") released by the FCC on June 5, 1995. The Order defines "small systems" as those systems with 15,000 or fewer subscribers owned by small cable companies, those cable companies with 400,000 or fewer subscribers. Eleven complaints have been filed with the FCC relative to the February 1996 rate increase, ten of which were community complaints. The Company implemented its rate increase in eight of these communities using the small system rules. The FCC has responded to three of the community complaints and denied the Company's request for small system relief under the 1996 Act and the Order. The Company believes it is a small operator under both the 1996 Act and the Order and has filed Petitions for Reconsideration with the FCC relative to these rulings. At this time, no further actions have been taken by the FCC relative to these petitions. In the event the FCC upholds their initial decision regarding these three communities, the Company has filed alternate rate justifications to support its existing rates and believes there will not be a material adverse effect on its results of operations or financial condition.

Part II    Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on October 10, 1996. Matters submitted to and approved by Shareholders included:

1)  The election of the following Directors to serve for a term of one year:

Nominee                    For               Against
-------                    ---               -------

Bruce C. Godfrey           4,358,161         107,785
Clifford L. Jones          4,358,834         107,112
Michael J. Mahoney         4,358,065         107,881
David C. McCourt           4,453,048         12,898
Raymond B. Ostroski        4,358,808         107,138
Harold J. Rose, Jr.        4,358,346         107,600
George C. Stephenson       4,359,093         106,853

2) The ratification of the selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for the year ending December 31, 1996.


              For            Against           Abstain          No Vote
              ---            -------           -------          -------

              4,457,284      3,242             5,420            0


Item 6.       Exhibits and Reports on Form 8-K

(a).  Exhibits
      (27)    Financial Data Schedule

(b).  Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of 1996.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MERCOM, INC.



     DATE: November 14, 1996                /s/ Bruce C. Godfrey
                                            --------------------
                                            Bruce C. Godfrey
                                            Executive Vice President and
                                            Chief Financial Officer