Form 10-K405
period 1996-12-31
MERCOM INC
filed 1997-03-31
CIK 850315

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13  OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For fiscal year ended  December 31, 1996
                      ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File No. 0-17750
                                 MERCOM,INC.
  ----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    Delaware                                                 38-2728175
------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)

105 Carnegie Center, Princeton, NJ                           08540-6215
----------------------------------                           ----------
(Address of principle executive offices)                     (Zip Code)

Registrant's telephone number including area code:           609-734-3737

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share
                 --------------------------------------------
                               (Title of Class)

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

As of February 28, 1997, 4,787,060 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon the average of the bid and asked prices of these shares quoted by the National Quotation Bureau, Inc. and the OTC Bulletin Board on February 28, 1997, of $6 7/16 per share) was approximately $11,734,383.

                  Documents Incorporated by Reference - None
                  ------------------------------------------


The Index to Exhibits is on Page 24.

                                    PART I
                                    ------

Item 1.    Business.
-------    ---------

     Mercom, Inc. ("Mercom" or the "Company") is a cable television operator with three cable systems in southern Michigan and one cable system in Port St. Lucie, Florida (the "Systems"). The Michigan systems are operated through Mercom's wholly-owned subsidiary, Communications and Cablevision, Inc. ("CCV"). The Florida system is operated through a wholly-owned subsidiary, Mercom of Florida, Inc. ("Mercom of Florida"). As of December 31, 1996, the Systems had 40,012 subscribers.

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

                                               As of  December 31
                                  1992      1993      1994      1995      1996
                                  ----      ----      ----      ----      ----
Homes Passed (1)...........      59,988    61,730    63,721    65,449    65,998
Basic subscribers (2)......      34,118    34,714    37,324    38,853    40,012
Basic subscribers as a
 percentage of homes passed        56.9%     56.2%     58.6%     59.4%     60.6%
Tier subscribers (3).......      32,814    32,945    34,789    36,120    36,989
Tier subscribers as a
 percentage of basic subs..        96.2%     94.9%     93.2%     93.0%     92.4%
Premium service units (4)..      12,762    12,816    14,312    17,834    15,493
Premium service units as a
 percentage of basic subs..        37.4%     36.9%     38.3%     45.9%     38.7%
Average revenue per sub for
 month of December (5).....     $ 30.05   $ 29.70   $ 29.36   $ 30.41    $32.72

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

     The Company is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996. (See "Management's Discussion and Analysis - Regulatory Matters").

          The Company's performance is dependent to a large extent on its ability to obtain and renew its franchise agreements from local government authorities on acceptable terms. To date, all of the Company's franchises have been renewed or extended, generally at or prior to their stated expirations and on acceptable terms. During 1996, the Company completed negotiations with 4 communities resulting in franchise renewals on terms which are acceptable to the Company. The Company has 78 franchises, 22 of which are in the 3 year Federal Communications Commission (the "FCC") franchise renewal window at December 31, 1996. No one franchise accounts for more than 12% of the Company's total revenue.

     Competition for the Company's services traditionally has come from a variety of providers including broadcast television, video cassette recorders and home satellite dishes. Direct broadcast satellite (DBS) which allows a consumer to receive cable programming for a fee once they purchase or lease a receiving dish, has proved to be a viable competitor. These services are generally available throughout the country, including areas in which the Company operates. There are currently four national DBS service providers in the United States. In addition, the Company is aware of eight communities within its service areas where other cable television providers have commenced cable programming operations. Although the Company has experienced some erosion of its subscriber base in these communities, the impact on its operations to date has not been material. The level of competition from other video providers may also increase due to the passage of the Telecommunications Act of 1996, which is intended to foster competition. It is not possible to quantify the potential impact of future technological, competitive or regulatory developments on the cable television industry in general or the Company in particular.

Employees

     As of December 31, 1996, Mercom had 54 full-time employees, none of whom were represented by collective bargaining units. Management believes that the Company's relationship with its employees is satisfactory.

Item 2.    Properties.
-------    -----------

     The principal assets of the Company include headends, distribution systems and subscriber connection equipment. Mercom owns six headends, each including a tower, antennas, earth stations for the reception of satellite signals, and electronic equipment necessary for the reception, amplification and modulation of signals. In addition to these headends, the Company owns ten microwave receive sites, each including a tower, microwave dish and electronic equipment necessary for their reception of microwave signals. The distribution system consists of approximately 1,448 miles of coaxial cable plus related electronic equipment. Subscriber connection equipment consists of house or apartment drop equipment and decoding converters. The physical components of the Systems require regular maintenance and periodic upgrading in order to keep pace with technological advances and to comply with regulatory standards.

-------    -----------

     Mercom owns two small parcels of real property used as headend sites, and it owns most of the buildings which contain headend equipment for the Systems. The remainder of Mercom's facilities are leased.

Item 3.    Legal Proceedings.
-------    ------------------

     In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company.

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

                              Age as of                         Office and Date Held Since:
      Name                  March 1, 1997                          Other Positions Held
      ----                  -------------                      -----------------------------
 John J. Gdovin                   39                  Executive Vice President - Mercom since August 1996; Senior Vice President RCN
                                                      Telecom Services Group since February 1997; Executive Vice President C-TEC
                                                      Corporation ("C-TEC") Cable Television Group since August 1996; Vice President
                                                      C-TEC Cable Television Group (August 1995 -August 1996); Director of
                                                      Operations, C-TEC Cable Television Group (February 1992 - August 1995);
                                                      Director of Marketing and Business Administration (May 1991 - February 1992).

 John D. Filipowicz               38                  Vice President and Assistant General Counsel -Mercom since May 1995; Corporate
                                                      Secretary since December 1994; Vice President and Assistant General Counsel -
                                                      C-TEC since February 1995; Assistant Corporate Secretary - C-TEC since
                                                      December 1994; Corporate Counsel - C-TEC (December 1990- February 1995);
                                                      Associate Counsel - C-TEC (August 1988 - November 1990).

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Stock and Related Stockholders
--------------------------------------------------------------------------


   There were approximately 1,804 holders of the Company's Common Stock on February 28, 1997.


                                           1996                 1995
                                        Bid Prices           Bid Prices
                                        ----------           ----------
                                     High        Low      High        Low
                                      $           $        $           $
            Quarter Ended:
              March 31               8-1/2       6        4-1/2       3-3/4
              June 30                8-1/2       5-1/4    4-1/4       3-1/2
              September 30           6-1/2       5-1/2    5-3/32      2-1/4
              December 31            6-3/4       6        7-1/4       3-1/4


     The Company's Common Stock is traded on the over-the-counter market. The bid and ask prices are quoted by the National Quotation Bureau, Inc. and the OTC Bulletin Board under the symbol "MEEO." The 1996 and 1995 bid prices listed above represent the high and low bid prices reported by the National Quotation Bureau, Inc. Prices listed above represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Trading in the Company's Common Stock, has been limited and sporadic and thus does not constitute an established public trading market. See Note 10 (Stock Exchange Listing) of Notes to Consolidated Financial Statements.

    The Company currently is restricted by its credit agreements from paying dividends. The Company has not paid dividends in the preceding two years. The Company does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future. See Note 5 (Debt) of Notes to Consolidated Financial Statements.

Item 6.   Selected Financial Data.
-------   ------------------------
          (Dollars in Thousands, except per share data)


     The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

For the Years Ended December  31,               1996       1995      1994       1993      1992
                                                ----       ----      ----       ----      ----
Sales                                           $15,570    $13,939   $12,927    $12,606   $11,986

Net income (loss)                               $ 1,472    $   549   $  (658)   $  (236)  $(1,144)

Net income (loss) per average common share      $  0.31    $  0.16   $ (0.27)   $ (0.10)  $ (0.48)

Total assets                                    $19,851    $20,390   $19,823    $22,244   $23,873

Debt                                            $17,430    $18,930   $25,926    $28,184   $29,847

     In August 1995, a Common Stock rights offering was concluded. The Company's shareholders purchased 2,393,530 of its shares of Common Stock for $3.60 per share. The rights offering provided the Company with approximately $8,200 after payment of fees and expenses. The Company used the proceeds to repay $5,070 of outstanding indebtedness to its bank, $2,287 of outstanding indebtedness to C-TEC, its controlling shareholder, under two demand notes and the remaining balance was used for general corporate purposes, including capital expenditures. (See "Liquidity and Capital Resources").

Item 7.   Management's Discussion and Analysis of Financial Condition
---------------------------------------------------------------------
          and Results of Operations
          -------------------------
          (Dollars in Thousands, except per share data)

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report is forward looking, such as information relating to future capital expenditures, the effect of rate increases and the effects of future regulation and competition. Such forward looking information involves important risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements made by, or on behalf of, Mercom. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.

          The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

Liquidity and Capital Resources                       1996      1995       1994
-------------------------------                       ----      ----       ----
Investing Activities:
  Additions to property, plant and equipment         $1,585    $1,701     $1,238
  Other                                                  (3)      (12)       (12)
                                                     ------    ------     ------
  Net cash used in investing activities              $1,582    $1,689     $1,226
                                                     ======    ======     ======
Net cash provided by
  operating activities                               $4,103    $2,366     $2,591
                                                     ======    ======     ======

     Net cash provided by operating activities represented 259.4%, 140.1% and 211.3% of investing activities for capital expenditures for 1996, 1995 and 1994, respectively. The Company's construction budget is estimated to be $5,663 in 1997 as compared to actual expenditures of $1,585, $1,701 and $1,238 in 1996, 1995 and 1994, respectively. The 1997 construction budget includes capital expenditures necessary to upgrade system capacity and network reliability.

     The Company must be able to continue to manage its costs and increase its revenues through the offering of new products, the expansion of its territories and when appropriate, rate increases. Revenue growth was impacted previously due to the elimination of capital projects resulting from ongoing cash flow concerns and to the effect rate regulation has had on the Company in particular and the industry as a whole. Although operating expenses continued to rise, the Company was unable to raise its rates due to a "Rate Freeze" ordered by the FCC. The "Rate Freeze" delayed the Company's implementation of any rate increases from September 1992 until April 1995. At that time, the Company instituted a basic rate increase according to the rules and regulations established by the FCC. In December 1995 and 1996, the Company commenced basic rate increase notifications to all of its Michigan subscribers for rate increases which were implemented in the first quarters of 1996 and 1997, respectively. The rate increases were implemented according to the rules and regulations established by the FCC. The 1996 rate increase provided an additional $1,200 in annual revenues, subject to the final decision by the FCC with respect to these rate increases, of which no assurances can be given. The statement of operations for 1996 included charges totaling approximately $170 relating to these exposures. (See "Management's Discussion and Analysis - Regulatory Matters, Impact to Company"). The 1997 rate increase is expected to provide an additional $600 in annualized revenues based on the average number of subscribers forecasted for 1997.

-------------------------------
(Dollars in Thousands, except per share data)


     In 1995, the Company restructured both its equity and debt on terms which are significantly less restrictive to its liquidity and operations than its prior structure. The Company must be able to generate cash to service its debt, under its amended and restated Credit Agreement, to repay amounts owed to a former officer under the terms of a settlement agreement and to make the capital expenditures necessary to remain competitive. The Company's estimated capital expenditures for 1997 to upgrade a portion of its plant will require the Company to restructure its debt. The Company is currently determining the best alternative for such funding.

     While the Company is in compliance with all covenants of its credit agreements at December 31, 1996, and through the date of this filing, the credit agreements contain restrictions on the payment of dividends and additional amortization of debt to the extent the Company generates excess cash flow. See
Note 5 (Debt) of Notes to Consolidated Financial Statements. The requirement for such additional amortization at December 31, 1996, of approximately $492 was due and paid by March 31, 1997. The Company has not paid dividends in recent years due to the Company's financial condition and does not expect to pay dividends in the foreseeable future.

     In November 1995, C-TEC, which owns approximately 61.92% of the Company's outstanding Common Stock, announced that it had engaged Merrill Lynch & Company to assist with evaluating strategic options with a view toward enhancing shareholder value. In March 1996, C-TEC announced that it intended to distribute to its shareholders, in a tax-free spin-off, its local telephone operations, communications engineering operations, and certain other assets and that, following the spin-off, it intended to combine its domestic cable television operations, including its investment in the Company, with a third party pursuant to a tax-free stock for stock transaction. In August 1996, C-TEC decided to close all discussions concerning a disposition of its domestic cable television unit, including its investment in the Company.

     In February 1997, C-TEC announced that its Board of Directors approved a restructuring plan pursuant to which C-TEC will separate its operations along business lines into three separate, publicly traded companies. The restructuring will be effected by the spin-off of two companies, one of which will be C-TEC Cable Systems of Michigan, Inc. ("CCS Michigan") which will consist of C-TEC's classic cable television operations in Michigan, including its 61.92% interest in Mercom. It is anticipated that the spin-offs will occur by the end of 1997. The spin-offs are, however, subject to the receipt of a private letter ruling from the Internal Revenue Service regarding the tax-free nature of the spin-off, the receipt of other regulatory approvals, financial consents, and certain other conditions. There can be no assurances that any transaction will take place.

Results of Operations
---------------------
(Dollars in Thousands, except per share data)

     1996 Compared with 1995

     The Company's net income in 1996 increased $923 or $0.15 per average common share. The Company recorded net income in 1996 of $1,472 or $0.31 per average common share compared to a net income of $549 or $0.16 per average common share in 1995. The increase from 1995 is primarily attributable to an increase in operating income before depreciation and amortization of $452 and a decline in interest expense of $673.

     The Company had operating income before depreciation and amortization of $5,643 in 1996 compared to $5,191 in 1995. This represents an increase of $452 (8.7%) from 1995 to 1996. Management believes that operating income before depreciation and amortization is a useful measure in assessing the degree to which resources are available to meet debt service requirements and to replace and modernize plant in order to offer new services to customers and to improve the quality of service.

     Sales increased in 1996 by $1,631 (11.7%) from the previous year. This increase is primarily due to increased basic service revenue of approximately $1,500. Approximately $1,000 of the increase is a result of the rate increase implemented in February 1996. The remaining $500 of the basic service revenue increase is due to approximately 1,845 additional average basic subscribers per month in 1996 over the prior year.

     Programming, franchise and other variable costs increased by $775 (21.7%) from 1995. This increase is directly related to costs associated with subscriber growth, increased programming rates on existing channels and new basic channels added during the year. Operating, marketing and other fixed system costs increased by $423 (12.2%) in 1996. The increase is primarily due to salaries and benefits, costs associated with maintaining a larger subscriber base and a concentration on customer service initiatives.

     Other expenses, including interest, decreased by $497 (30.6%). The decrease is due primarily to a reduction in interest expense as described below partially offset by the effect of the reversal in 1995 of a restructuring accrual from prior years.

     Higher average cash balances in 1996 resulted in higher interest income of $44.

     Interest expense decreased by $673 (35.4%) in 1996. The decrease from 1995 in the average outstanding debt of approximately $5,060 was the primary reason for the decrease in interest expense. In addition, a reduction in the annual weighted average effective interest rate from 7.8% in 1995 to 6.5% in 1996 contributed to the reduction in interest expense. The Company's future interest expense is subject to fluctuations in the market rate of interest and, therefore, there is no assurance that the Company's current level of interest expense is indicative of future trends.

     The Company does not expect inflation to have a significant impact on its future operations.

---------------------
(Dollars in Thousands, except per share data)

     1995 Compared with 1994

     The Company's earnings in 1995 increased $1,207 or $0.43 per average common share. The Company recorded net income in 1995 of $549 or $0.16 per average common share compared to a net loss of $658 or $0.27 per average common share in 1994. The increase from 1994 is primarily attributable to a decline in litigation expenses, as discussed below.

     The Company had operating income before depreciation and amortization of $5,191 in 1995 compared to $5,052 in 1994. This represents an increase of $139 (2.8%) from 1994 to 1995.

     Sales increased $1,012 (7.8%) in 1995 from the previous year primarily due to an increase in basic service revenue of $900. This increase in basic service revenue is primarily a result of approximately 2,300 average additional basic subscribers per month in 1995 which generated approximately $600 of the increase. The remaining $300 increase in basic service revenue, is primarily due to a rate increase implemented in April 1995. In addition, growth in premium units contributed to the increase in sales from 1994.

     Programming, franchise and other variable costs increased by $461 (14.9%) from 1994. This increase is directly related to costs associated with subscriber growth, increased programming rates on existing channels and new basic channels added during 1995. Operating, marketing, fixed and other general and administrative costs increased $412 (8.6%) in 1995. The increase is primarily due to salaries and benefits, costs associated with maintaining a larger subscriber base and a concentration on customer service initiatives.

     Other expenses, including interest, decreased by $1,082 (40.0%) in 1995 primarily due to a reversal in 1995 of a restructuring accrual from prior years and nonrecurring litigation costs related to litigation with a former officer recorded in 1994.

     Interest expense decreased by $167 (8.1%) in 1995. The reduction in principal resulting from the completion of the Rights Offering is the primary reason for the decrease in interest expense from the prior period. The Company used a portion of the net proceeds from the Rights Offering to repay $5,070 of outstanding indebtedness to its bank in August 1995.

     Financial Condition
     -------------------

     The increase in cash and temporary cash investments at December 31, 1996, as compared to December 31, 1995, is attributed to cash of $2,521 generated by operations in excess of capital expenditures offset by mandatory principal payments of $1,500. Cash and temporary cash investments were $3,054 at December 31, 1996, as compared to $2,033 at December 31, 1995, an increase of $1,021.

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

-------------------
(Dollars in Thousands, except per share data)

     Cable Television Consumer Protection and Competition Act of 1992

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

     Telecommunications Act of 1996

     In early February 1996, Congress passed and the President signed the Telecommunications Act of 1996 (the "1996 Act"). The new law is intended to provide a pro-competitive, de-regulatory national policy framework designed to accelerate rapidly private sector deployment of advanced telecommunications and information technologies and services to all Americans by opening all telecommunications markets to competition. The FCC has adopted regulations to implement the requirements of the 1996 Act and the intent of Congress. With the passage of the 1996 Act, all cable systems' rates are deregulated as effective competition enters the franchise area, or by March 31, 1999, whichever occurs first.

     Impact to Company

     The rate regulation provisions of the 1992 Act have not had a material adverse effect on the Company's financial condition and results of operations through December 31, 1996. Certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, have the effect of reducing operating margins of the Company.

     In December 1995, the Company provided all of its Michigan subscribers with a rate increase notification under the rules and regulations established by the FCC. The rate increase was implemented in February 1996 based primarily on a small system rate relief order (the "Order") released by the FCC on June 5, 1995. The Order defines "small systems" as those systems with 15,000 or fewer subscribers owned by small cable companies, those cable companies with 400,000 or fewer subscribers. Eleven complaints have been filed with the FCC relative to the February 1996 rate increase, ten of which were community complaints. The Company implemented its rate increase in eight of these communities using the small system rules. The FCC has responded to three of the community complaints and denied the Company's request for small system relief under the 1996 Act and the Order. The Company believes it is a small operator under both the 1996 Act and the Order and has filed Petitions for Reconsideration with the FCC relative to these rulings. At this time, no further actions have been taken by the FCC relative to these petitions. In the event the FCC upholds their initial decision regarding these three communities, the Company has filed alternate rate justifications to support its 1996 rates. The statement of operations for 1996 included charges totaling approximately $170 relating to exposures under the Order.

-------------------
(Dollars in Thousands, except per share data)


     In December 1996, the Company commenced rate increase notifications to substantially all of its Michigan subscribers. The rate increase implemented in February 1997 was justified using the FCC's existing going forward rules. This approach protects the Company's 1997 rates in the event the FCC denies the Company's "small systems" Petition for Reconsideration. As of the date of this filing, no complaints have been filed with the FCC relative to the 1997 rate increase. The Company believes the FCC's ultimate decision on the Petition for Reconsideration will not have a material adverse effect on its results of operations or financial condition.

New Accounting Pronouncement

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with public held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS 128 will have on its financial statements.

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------
     The consolidated financial statements and supplementary data required under
Item 8 of Part II are set forth in Part IV Item 14 (a)(1) and (a)(2) of this Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting
-------   -----------------------------------------------------------
          and Financial Disclosure
          ------------------------

     During the two years preceding December 31, 1996, there has been neither a change of accountants of the Registrant nor any disagreements on any matter of accounting principles, practices or financial statement disclosure.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

                                                                                      Director
                                                                                      --------
  Name of Director           Age                                                        Since
  ----------------           ----                                                       -----
  Bruce C. Godfrey           41   Executive Vice President and Chief Financial          1994
                                  Officer of the Company since May 1994;
                                  Executive Vice President and Chief Financial
                                  Officer, C-TEC since April 1994; Director,
                                  C-TEC since November 1996; Former Senior Vice
                                  President, Daniels & Associates, an
                                  investment banking firm specializing in the
                                  cable television, mobile communications a
                                  entertainment businesses from January 1984-
                                  April 1994.

  Clifford L. Jones          69   Served as President, Capital Region Economic          1991
                                  Development Corporation from September 1992-
                                  February 1994; Past President, Pennsylvania
                                  Chamber of Business & Industry from 1983-
                                  1991; Director, Pennsylvania Power & Light
                                  Company.

  Michael J. Mahoney         46   President and Chief Operating Officer of the          1994
                                  Company since March 1994; Executive Vice
                                  President of the Company from 1991-1994;
                                  President and Chief Operating Officer, C-TEC
                                  since February 1994; Executive Vice
                                  President, C-TEC Cable Systems, Inc. ("CCS")
                                  from 1991-1994; Director of C-TEC since May
                                  1995; Former Executive Vice President and
                                  Chief Operating Officer, Harron
                                  Communications Corp.

--------  --------------------------------------------------

                                                                                          Director
                                                                                          --------
Name of Director             Age                                                           Since
----------------             ---                                                          ------

  David C. McCourt            40    Chairman and Chief Executive Officer of the             1993
                                    Company since October 1993; Chairman, Chief
                                    Executive Officer and Director, C-TEC;
                                    President and Director, Kiewit Telecom
                                    Holdings, Inc.; President and Director,
                                    Metropolitan Fiber Systems/McCourt, Inc., a
                                    subsidiary of MFS Telecom, Inc. since 1988;
                                    Director, MFS Communications Company, Inc.
                                    since July 1990; Director, WorldCom, Inc.
                                    since December 1996.

  Raymond B. Ostroski         42    Executive Vice President and General Counsel            1994
                                    of the Company since February 1995; Executive
                                    Vice President, General Counsel and Corporate
                                    Secretary, C-TEC since February 1995; Vice
                                    President and General Counsel-C-TEC from
                                    December 1990-February 1995; Vice President and
                                    General Counsel-Mercom  since December 1991-February
                                    1995.

  Harold J. Rose, Jr.        61     Partner, RK Associates, real estate management          1991
                                    consultants since 1990; Former Chairman of the
                                    Board and Chief Executive Officer of Merchants
                                    Bancorp, Inc. and Chairman of the Board of
                                    Merchants Bank, N.A. and Merchants Bank (North);
                                    Chairman, Pennsylvania Millers Mutual, Inc. Co.  .

  George C. Stephenson       51     Managing Director, PaineWebber, Inc. since 1987.        1991

     The information required under Item 10 of Part III with respect to the Executive Officers of the Registrant is set forth in Part I of this report.

Item 11.  Executive Compensation
--------  ----------------------

      Except for the Company's management agreement dated January 1, 1992 ("the Management Agreement") with CCS, a wholly-owned subsidiary of C-TEC, no Executive Officer of the Company received any compensation for services rendered on behalf of the Company during the fiscal year ended December 31, 1996 (See
Item 13).


Directors' Compensation

      Each Director of the Company is paid an annual retainer of $6,000, plus $500 for each Board meeting attended during 1996. Committee Chairmen are paid $1,000 for each committee meeting attended while other committee members are paid $500 for each meeting attended. Members of the Executive Committee are not compensated for participating in the meetings of said committee. Directors who are also employees of C-TEC have authorized the payment of such fees to their employer, C-TEC Services, consistent with the terms of their employment with C-TEC. The following fees were paid in 1996: Clifford L. Jones $9,000; Harold J. Rose, Jr. $10,500; George C. Stephenson $9,000 and C-TEC Services, $31,500.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

Security Ownership of Management

     The following table sets forth the beneficial ownership of Common Stock, as of March 1, 1997, by each director, the named executive officers and by all persons, as a group, who are currently directors and executive officers of the Company. Each director or executive officer has sole investment and voting power over the shares listed opposite his name except as set forth in the footnotes hereto:

                                   Number of Shares            Percent
 Name of Beneficial Owner          Beneficially Owned          of Class
 ------------------------          ------------------          --------
Bruce C. Godfrey                          -0-                     -0-
John J. Gdovin                            -0-                     -0-
Clifford L. Jones                         300                      *
David C. McCourt                          -0-(1)                  -0-
Michael J. Mahoney                        -0-                     -0-
Raymond B. Ostroski                     4,000                      *
Harold J. Rose, Jr.                       -0-                     -0-
George C. Stephenson                    5,000                      *
All Directors and Current Executive
    Officers as a Group (8 persons)     9,300                      *

 *  Less than one percent.
(1) Mr. McCourt disclaims beneficial ownership of 50,000 shares which are owned by his wife which constitute approximately 1.69% of the Class.

Item 12.  Security Ownership of Certain Beneficial Owners and Management,
--------  ---------------------------------------------------------------
Continued

     The following table sets forth the beneficial ownership of C-TEC Common Stock and C-TEC Class B Stock of C-TEC as of March 1, 1997, by each director, the named executive officers and by all persons, as a group, who are currently directors and executive officers of the Company. Because the shares of C-TEC Class B Stock are convertible at the option of the holder into shares of C-TEC Common Stock on a one-for-one basis at any time and from time to time, the "Assuming Conversion" columns in the C-TEC Common Stock table reflect the total shares of C-TEC Common Stock which would be beneficially owned by such group assuming no other conversions. The "Percent of Class" columns represent ownership not voting interest. Shares of C-TEC Common Stock have one vote per share and shares of C-TEC Class B Stock, 15 votes per share. Each director or executive officer has sole investment and voting power over the shares listed opposite his name except as set forth in the footnotes hereto:

                                                                          Assuming Conversion
                                                                          -------------------
    Name of                   Number of Shares of C-TEC             Percent of             Percent of
Beneficial Owner              Common Stock Beneficially Owned         Class       Total    Class Approx.
----------------              -------------------------------       ----------    -----    -------------
Bruce C. Godfrey                           13,826(1)                    *          13,826        *
John J. Gdovin                              6,996(2)                    *           6,996        *
Clifford L. Jones                             100                       *             100        *
David C. McCourt                           35,251(3)(4)                 *          41,251        *
Michael J. Mahoney                          8,483(5)                    *           8,483        *
Raymond B. Ostroski                         8,249(6)                    *           8,249        *
Harold J. Rose, Jr.                           -0-
George C. Stephenson                          -0-
All Directors and Current Executive
    Officers as a Group (8 persons)        72,905                       *


    Name of                   Number of Shares of C-TEC             Percent of             Percent of
Beneficial Owner              Class B Stock Beneficially Owned        Class       Total    Class Approx.
----------------              --------------------------------      ----------    -----    -------------
Bruce C. Godfrey                              -0-
John J. Gdovin                                -0-
Clifford L. Jones                             -0-
David C. McCourt                            6,000                       *           6,000        *
Michael J. Mahoney                            -0-
Raymond B. Ostroski                         1,000                       *           1,000        *
Harold J. Rose, Jr.                           -0-
George C. Stephenson                          -0-
All Directors and Current Executive
    Officers as a Group (8 persons)         7,000                       *           7,000        *


*    Less than one percent
(1) Includes the 8,069 shares which are comprised of C-TEC Common Stock and the C-TEC matching restricted stock awards.

(2) Includes the 2,471 shares which are comprised of C-TEC Common Stock and the C-TEC matching restricted stock awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management,
-------  --------------------------------------------------------------
         Continued

       (3) Includes the 27,314 shares which are comprised of C-TEC Common Stock and the C-TEC matching restricted stock awards.

       (4) Excludes the 225 shares of C-TEC Common Stock which are owned by Mr. McCourt's wife and of which Mr. McCourt disclaims beneficial ownership.

       (5) Includes the 7,488 shares which are comprised of C-TEC Common Stock and the C-TEC matching restricted stock awards.

       (6) Includes the 4,784 shares which are comprised of C-TEC Common Stock and the C-TEC matching restricted stock awards.

Security Ownership of Certain Beneficial Owners


       So far as is known to the Company, as of March 1, 1997, no persons, except those listed below, owned beneficially more than five percent (5%) of the outstanding Common Stock. With respect to the named persons, the following information is based on Schedules 13D or 13G filed with the Securities and Exchange Commission ("SEC"), copies of which were supplied to the Company by said persons. The table below discloses the name and address of such beneficial owners, the total number of shares beneficially owned by each and their percentage of ownership in relation to the total shares outstanding and entitled to vote as of March 1, 1997.


Name and Address of                  Amount and Nature of                 Percent
Beneficial Owner                     Beneficial Ownership (1)             of Class
-------------------                  --------------------                 --------
C-TEC Corporation (2)                     2,964,250                        61.92%
105 Carnegie Center
Princeton, New Jersey 08540

Lappin Capital Management, L.P. (3)         586,219                        12.25%
767 Third Avenue 16th Floor
New York, New York 10017


(1) The number of shares stated in this column includes shares owned directly or indirectly, through any contract, arrangement, understanding, relationship, or which the indicated beneficial owner otherwise has the power to vote, or direct the voting of, and/or has investment power.

(2) Based on information set forth in Amendment No. 20 to C-TEC's Schedule 13D filed February 20, 1997.

(3) Based on information obtained from Schedule 13D for the Common Stock of the Company filed through March 4, 1997, with the Securities and Exchange Commission by Lappin Capital Management, L.P. and LBL Group, L.P.

Item 13. Certain Relationships and Related Transactions
-------  ----------------------------------------------

Transactions with Management and Certain Concerns

    The Company entered into a Management Agreement dated January 1, 1992 with CCS pursuant to which CCS operates and manages the Company's cable properties. The Management Agreement provides that the Company will pay CCS: (a) an annual fee equal to the greater of: (i) $500,000 or (ii) a percentage of the Company's annual revenues (ranging from 5% of $10 million of revenues, as defined, to 4% of revenues in excess of $20 million); and (b) an annual incentive bonus equal to twenty-five percent (25%) of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") as adjusted, during the applicable fiscal year less the base year EBITDA of $3.85 million. During 1996, CCS earned, pursuant to the Management Agreement, management and incentive fees of approximately $1.4 million. In addition, pursuant to the Management Agreement, the Company paid C-TEC Services, Inc., a wholly-owned subsidiary of C-TEC ("C-TEC Services"), $63,013 for certain services (including without limitation, legal, accounting, tax and public relations services) performed for the Company by C-TEC Services and/or non-affiliated third-parties. The cost of such services (to the extent rendered by C-TEC and its affiliates) was determined in accordance with the Management Agreement by calculating all of C-TEC Services' direct and indirect labor, overhead and employee benefit costs associated with the provision of such services. On January 1, 1997, the Company entered into a new Management Agreement with CCS Michigan. See Note 8 (Commitments and Contingencies) of Notes to Consolidated Financial Statements.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

        Description                                                     Page
        -----------                                                     ----

(a)(1)  Financial Statements:
        ---------------------

        Consolidated Statements of Operations for the Years Ended
          December 31, 1996, 1995 and 1994                              F-1
        Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1996, 1995 and 1994                              F-2
        Consolidated Balance Sheets -
          December 31, 1996 and 1995                                    F-3
        Consolidated Statements of
          Shareholders' Capital Deficiency for the Years Ended
          December 31, 1996, 1995 and 1994                              F-4
        Notes to Consolidated Financial Statements                      F-5
        Report of Independent Accountants                               F-15

(a)(2)  Financial Statement Schedules:
        ------------------------------

        Valuation and Qualifying Accounts and Reserves
          for the Years Ended December 31, 1996, 1995 and 1994
          (Schedule II)                                                 F-16

All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or are not applicable or required.

(a)(3)  Exhibits
        --------

        Exhibits marked with an asterisk are filed herewith and are listed in the index to exhibits on page 24 of this Form 10-K. The remainder of the exhibits have been filed with the Commission and are incorporated herein by reference.


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

   3.1     Certificate of Incorporation (Incorporated by reference to Exhibit
           3.1 of Form 10-Q of the Registrant dated June 30, 1992, File No.
           0-17750.)


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K,
--------  ---------------------------------------------------------------
Continued

3.2 By-laws of Registrant, as amended through June 1, 1992. (Incorporated by reference to Exhibit 3.2 of the Form 10-K of the Registrant dated
       December 31, 1994, File No. 0-17750.)

10.1 Credit Agreement dated as of November 26, 1989, by and between Registrant and Morgan Guaranty Trust Company of New York, (Incorporated by reference to Exhibit 10.1 of the Form 10-K of the Registrant dated March
       30, 1990, File No. 0-17750.)

10.2 Assignment and Agreement dated January 1, 1988, by and between Registrant and Mercom of Florida, Inc. (Incorporated by reference to Exhibit 10.5 of the Form 10 of the Registrant dated May 11, 1989, File No. 0-17750.)

10.3   Form of Indemnification Agreement between Registrant and UtiliCorp
       United, Inc. (Incorporated by reference to Exhibit 10.6 of the Form 10 of the Registrant dated May 11, 1989, File No. 0-17750.)

10.4   Asset Purchase Agreement dated August 14, 1989, between Registrant and
       C4 Media Cable Investors Limited Partnership and Communications and
       Cablevision, Inc. (Incorporated by reference to the Form 10-Q of the Registrant for the quarter ended September 30, 1989, File No. 0-17750.)

10.5   Management Agreement dated January 1, 1992, by and between Registrant and
       C-TEC Cable Systems, Inc. (Incorporated by reference to Exhibit 10.9 of the Form 10-K of the Registrant for the year ended December 31, 1992, File No. 0-17750.)

10.6 Settlement Agreement and Mutual Release dated April 19, 1995, by and between Communications and Cablevision, Inc. and Mercom, Inc. and Kenneth
       E. Lahey. (Incorporated by reference to Exhibit 10.12 of the Form 8-K of the Registrant dated May 4, 1995, File No. 0-17750.)


10.7   Amended and Restated Credit Agreement dated August 16, 1995, to Credit
       Agreement dated as of November 26, 1989, by and between Registrant and Morgan Guaranty Trust Company of New York. (Incorporated by reference to
       Exhibit 10.10 of the Form 8-K of the Registrant dated August 22, 1995,
       File No. 0-17750.)

*10.8  Amendment No. 1 dated August 14, 1996 to Amended and Restated Credit
       Agreement dated August 16, 1995, to Credit Agreement dated as of November
       26, 1989, by and between Registrant and Morgan Guaranty Trust Company of
       New York.

*10.9 Management Agreement dated January 1, 1997, by and between Registrant and C-TEC Cable Systems of Michigan, Inc.

*22.  Subsidiaries of Registrant.

*24.  Directors' Powers of Attorney.

*27.  Financial Data Schedule.


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K,
--------  ---------------------------------------------------------------
Continued


Item 14.(b)  Reports on Form 8-K:
             --------------------

     (b)     Reports on Form 8-K filed in the fourth quarter of 1996.

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

                                  MERCOM, INC.


Date: March 31, 1997                           By  /s/ David C. McCourt
                                                       -------------------------
                                                      David C. McCourt, Chairman
                                                      Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                  Title                         Date
     ---------                  -----                         ----
 /s/ David C. McCourt           Chairman                      March 31, 1997
 ------------------------
     David C. McCourt           Chief Executive Officer



 /s/ Michael J. Mahoney         President                     March 31, 1997
 ------------------------
      Michael J. Mahoney        Chief Operating Officer


                                Executive Vice President and
 /s/ Bruce C. Godfrey           Chief Financial Officer       March 31, 1997
 ------------------------
    Bruce C. Godfrey            (Principal Financial Officer)

     DIRECTORS:



        /s/ David C. McCourt                    March 31, 1997
---------------------------------------
            David C. McCourt



        /s/ Michael J. Mahoney                  March 31, 1997
---------------------------------------
            Michael J. Mahoney



        /s/ Bruce C. Godfrey                    March 31, 1997
---------------------------------------
            Bruce C. Godfrey



        /s/ Clifford L. Jones                   March 31, 1997
---------------------------------------
            Clifford L. Jones



        /s/ Harold J. Rose, Jr.                 March 31, 1997
---------------------------------------
            Harold J. Rose, Jr.



        /s/ George C. Stephenson                March 31, 1997
---------------------------------------
            George C. Stephenson




        /s/ Raymond B. Ostroski                 March 31, 1997
---------------------------------------
            Raymond B. Ostroski

                                   Form 10-K
                               Index to Exhibits
                               -----------------


Certain exhibits to this report on Form 10-K have been incorporated by reference. For a list of these and all exhibits, see Item 14 (a)(3) hereof.

The following exhibits are being filed herewith.


Exhibit No.
-----------

10.8 Amendment No. 1 dated August 14, 1996 to Amended and Restated Credit Agreement dated August 16, 1995, to Credit Agreement dated as of November 26, 1989, by and between Registrant and Morgan Guaranty Trust Company of New York.

10.9 Management Agreement dated January 1, 1997, by and between Registrant and C-TEC Cable Systems of Michigan, Inc.

22.    Subsidiaries of Registrant.

24.    Directors' Powers of Attorney.

27.    Financial Data Schedule.

MERCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Dollars in Thousands, Except Per Share Data)

                                                                          1996         1995          1994
                                                                      ----------   ----------    ----------

SALES                                                                   $15,570      $13,939       $12,927
                                                                      ----------   ----------    ----------
OPERATING EXPENSES:
   Programming, franchise and other variable costs                        4,340        3,565         3,104
   Operating, marketing and other fixed system costs                      3,878        3,455         3,226
   Other general and administrative expenses                              1,709        1,728         1,545
   Depreciation and amortization                                          3,018        3,022         3,010
                                                                      ----------   ----------    ----------
          Total operating expenses                                       12,945       11,770        10,885
                                                                      ----------   ----------    ----------

          Operating income                                                2,625        2,169         2,042
                                                                      ----------   ----------    ----------

OTHER (INCOME) EXPENSES:
   Litigation costs                                                         (12)        (188)          643
   Interest income                                                         (127)         (83)          (30)
   Interest expense                                                       1,227        1,900         2,067
   Loss (income) from asset disposal                                         37           (7)           24
                                                                      ----------   ----------    ----------

          Total other expenses, net                                       1,125        1,622         2,704
                                                                      ----------   ----------    ----------

          Income (loss) before income taxes                               1,500          547          (662)
                                                                      ----------   ----------    ----------

INCOME TAX EXPENSE (BENEFITS)                                                28           (2)           (4)
                                                                      ----------   ----------    ----------

          Net income (loss)                                              $1,472         $549         ($658)
                                                                      ==========   ==========    ==========

EARNINGS (LOSS) PER AVERAGE COMMON SHARE:

          Net income (loss)                                               $0.31        $0.16        ($0.27)
                                                                      ==========   ==========    ==========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands)                 4,787        3,338         2,393
                                                                      ==========   ==========    ==========


See accompanying notes to consolidated financial statements.

       MERCOM, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
      (Dollars in Thousands)                                                          1996          1995         1994
                                                                                    ----------    ----------   ----------
      CASH FLOWS FROM OPERATING ACTIVITIES:

             Net income (loss)                                                         $1,472          $549        ($658)
             Depreciation                                                               2,731         2,713        2,697
             Amortization                                                                 287           309          313
             Loss (income) from asset disposal                                             37            (7)          24
             Net change in certain assets and liabilities:
                  Accounts receivable, trade and other, net                                 8            74         (297)
                  Accounts payable, trade and other                                       198           582          (93)
                  Other assets and liabilities                                           (630)       (1,854)         605
                                                                                    ----------    ----------   ----------

                     Net cash provided by operating activities                          4,103         2,366        2,591
                                                                                    ----------    ----------   ----------

      CASH FLOWS FROM INVESTING ACTIVITIES:

             Expansion, improvements and other                                         (1,585)       (1,701)      (1,238)
             Proceeds from asset disposal                                                   3            12           12
                                                                                    ----------    ----------   ----------

                     Net cash used in investing activities                             (1,582)       (1,689)      (1,226)
                                                                                    ----------    ----------   ----------

      CASH FLOWS FROM FINANCING ACTIVITIES:

             Repayment of bank loans                                                   (1,500)       (6,996)      (2,258)
             Net proceeds from the issuance of common stock                                 -         8,256            -
                                                                                    ----------    ----------   ----------

                     Net cash (used in) provided by financing activities               (1,500)        1,260       (2,258)
                                                                                    ----------    ----------   ----------

      NET INCREASE (DECREASE) IN CASH & TEMPORARY CASH INVESTMENTS                      1,021         1,937         (893)

      CASH & TEMPORARY CASH INVESTMENTS, JANUARY 1                                      2,033            96          989
                                                                                    ----------    ----------   ----------

      CASH & TEMPORARY CASH INVESTMENTS, DECEMBER 31                                   $3,054        $2,033          $96
                                                                                    ==========    ==========   ==========


      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the year for:
             Interest                                                                  $1,247        $2,044       $2,097
             Taxes                                                                        $29             -          $14







      See accompanying notes to consolidated financial statements.

MERCOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1996 AND 1995
(Dollars in Thousands)


ASSETS                                                                         1996                1995
                                                                            ----------          ---------
CASH & TEMPORARY CASH INVESTMENTS                                              $3,054             $2,033

ACCOUNTS RECEIVABLE:
       Trade, net of reserve for doubtful
             accounts of $36 in 1996 and $25 in 1995                              309                328
       Other                                                                       60                 49

PREPAID EXPENSES AND OTHER                                                        101                180

PROPERTY, PLANT AND EQUIPMENT:
        Cable television distribution plant                                    39,309             38,155
        Buildings and land                                                        549                531
        Furniture, fixtures and vehicles                                        1,785              1,526
                                                                            ----------          ---------
                               Total property, plant and equipment             41,643             40,212
         Accumulated depreciation                                              27,395             24,778
                                                                            ----------          ---------
                               Net property, plant and equipment               14,248             15,434
                                                                            ----------          ---------

INTANGIBLE ASSETS, NET                                                          2,079              2,366
                                                                            ----------          ---------

TOTAL ASSETS                                                                  $19,851            $20,390
                                                                            ==========          =========

LIABILITIES AND SHAREHOLDERS'
        CAPITAL DEFICIENCY

LIABILITIES:
       Accounts payable, trade                                                   $828               $800
       Accounts payable, affiliates                                               784                614
       Other liabilities                                                        1,578              1,554
       Accrued litigation costs                                                 2,150              2,883
       Debt                                                                    17,430             18,930
                                                                            ----------          ---------
                               Total liabilities                               22,770             24,781
                                                                            ----------          ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' CAPITAL DEFICIENCY:
       Preferred stock, $100 par value, 150,000 shares authorized, none issued and outstanding at December 31, 1996 and 1995
       Common stock, $1 par value, 5,000,000 shares authorized,
             4,787,060, issued and outstanding at December 31, 1996 and 1995    4,787              4,787
       Additional paid-in capital                                              11,374             11,374
       Accumulated deficit                                                    (19,080)           (20,552)
                                                                            ----------          ---------

                               Total shareholders' capital deficiency          (2,919)            (4,391)
                                                                            ----------          ---------

TOTAL LIABILITIES & SHAREHOLDERS' CAPITAL DEFICIENCY                          $19,851            $20,390
                                                                            ==========          =========


See accompanying notes to consolidated financial statements.

MERCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' CAPITAL DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(Dollars in Thousands)

                                            Common Stock                                                              Total
                                  ----------------------------------     Additional                               Shareholders'
                                    Issued &                              Paid-in            Accumulated             Capital
                                   Outstanding        Par Value           Capital              Deficit              Deficiency
                                  -------------      -----------        ------------        -------------        ---------------
BALANCE AT JANUARY 1, 1994               2,393        $    2,393          $   5,512          $   (20,443)         $    (12,538)

   Net loss                                -                 -                  -                   (658)                 (658)
                                   -----------        ----------          ---------          -----------          ------------

BALANCE AT DECEMBER 31, 1994             2,393             2,393              5,512              (21,101)              (13,196)

   Net income                              -                 -                  -                    549                   549

   Stock rights offering                 2,394             2,394              5,862                 -                    8,256
                                   -----------        ----------          ---------          -----------          ------------

BALANCE AT DECEMBER 31, 1995             4,787             4,787             11,374              (20,552)               (4,391)

   Net income                              -                 -                  -                  1,472                 1,472
                                   -----------        ----------          ---------          -----------          ------------

BALANCE AT DECEMBER 31, 1996             4,787        $    4,787          $  11,374          $   (19,080)         $     (2,919)
                                   ===========        ==========          =========          ===========          ============





See accompanying notes to consolidated financial statements.

MERCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(Dollars in Thousands, except per share data)


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

     CCV, through its wholly-owned subsidiaries, operates cable television systems serving approximately 38,200 subscribers in Monroe County, Allegan County, Coldwater and Sturgis areas of Michigan. CCV and its subsidiaries have 77 franchise agreements with expiration dates between 1997 and 2015. Mercom of Florida operates a television system serving approximately 1,800 subscribers in St. Lucie West, a planned community in Southeastern Florida. Mercom of Florida has 1 franchise agreement with an expiration date of 2002.


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

     Cash and Temporary Cash Investments - For the purposes of the Statement of
     -----------------------------------
     Cash Flows, the Company considers all investments purchased with an original maturity of three months or less to be temporary cash investments.

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

(Dollars in Thousands, except per share data)


     Accounting for Impairments - In 1995, the Company adopted the provisions of
     ---------------------------
     Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of ("SFAS 121").

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

     No impairment losses have been recognized by the Company pursuant to SFAS 121.

     Subscriber Revenue - Revenues from cable programming services are recorded
     ------------------
     in the month the service is provided.

     Advertising Expense - The Company expenses advertising costs as incurred.
     -------------------
     Advertising expense charged to operations was $113, $123 and $102 in 1996, 1995 and 1994, respectively.

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

(Dollars in Thousands, except per share data)

3.    INTANGIBLE ASSETS

      Intangible assets consist of the following at December 31:


                                                1996         1995
                                                ----          ----

             Goodwill                           $1,589     $1,717
             Franchise rights and costs          1,768      1,949
             Other                                 856      1,077
                                                ------     ------
                Total                            4,213      4,743
             Less accumulated amortization       2,134      2,377
                                                ------     ------

                Total                           $2,079     $2,366
                                                ======     ======

      Amortization expense charged to operations in 1996, 1995 and 1994 was $287, $309 and $313, respectively.

      During 1996, the Company removed from its balance sheet intangible assets which had an original cost of $530 and were fully amortized.

4.    INCOME TAXES

      The income tax provision (benefit) consists of the following:

                                                                 1996       1995        1994
                                                                 ----       ----        ----
                Current-
                  Federal                                      $   28     $   (2)  $      (4)
                  State                                             -          -           -
                                                               ------     ------   ---------
                Total provision (benefit) for income taxes     $   28     $   (2)  $      (4)
                                                               ======     ======   =========

(Dollars in Thousands, except per share data)


     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, are as follows:

                                                     1996           1995
                                                     ----           ----

     Net operating loss carryforwards                $ 3,532        $ 3,629
     Alternative minimum tax credits                      39             11
     Reserves                                            330            969
     Other, net                                           63            117
                                                     -------        -------
        Total deferred assets                          3,964          4,726
                                                     -------        -------

     Property, plant and equipment                    (2,597)        (2,837)
     Intangible assets                                  (105)          (109)
                                                     -------        -------
        Total deferred liabilities                    (2,702)        (2,946)
                                                     -------        -------

              Subtotal                                 1,262          1,780
     Valuation allowance                              (1,262)        (1,780)
                                                     -------        -------
     Total deferred taxes                            $  -           $   -
                                                     =======        =======

     A valuation allowance has been provided for the portion of the deferred tax assets which, in the opinion of management, are uncertain as to their realization. The net change in the valuation allowance was a decrease of $518 in 1996.

     The provision (benefit) for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 34%. The differences are as follows:

                                          1996        1995         1994
                                          ----        ----         ----
     Income (loss) before provision
        (benefit) for income taxes      $ 1,500      $ 547        $ (662)
                                        =======      =====        ======

     Federal tax provision (benefit)    $   510      $ 186        $ (225)

     Reduction due to:

     State income taxes, net of
        federal benefit                       -          -            (5)
     Goodwill                                36         37            37

     Increase (decrease) in valuation
       allowance                           (518)      (256)          187
     Adjustment to prior years
      amortization                            -         28             -
     Other, net                               -          3             2
                                        -------      -----        ------
     Provision (benefit) for
      income taxes                      $    28      $  (2)       $   (4)
                                        =======      =====        ======

(Dollars in Thousands, except per share data)


     The Company has the following federal net operating loss carryforwards available:

                              Tax Net
                             Operating       Expiration
               Year           Losses            Date
               ----          ---------       ----------
               1990           $2,537            2005
               1991           $3,220            2006
               1992           $1,628            2007
               1995           $2,713            2010

     In the past, the Company was liable for Federal Alternative Minimum Tax
     (AMT). At December 31, 1996 the cumulative minimum tax credits are $39. This amount can be carried forward indefinitely to reduce regular tax liabilities that exceed the AMT in future years.

5.   DEBT

     Debt consists of the following:


                                              December 31,
                                            --------------
                                           1996        1995
                                           ----        ----
       Term Credit Agreement              $17,430     $18,930
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

     The amended and restated Credit Agreement consists of a 7.5-year amortizing term loan with a final maturity of December 31, 2002 (Term Credit Agreement). In addition, the Company entered into a 364-day revolving credit facility of $2,000 with an initial maturity of August 14, 1996 (Revolving Credit Agreement) which has been amended and extended to August 12, 1997.

     Under the terms of the Term Credit Agreement, the Company made scheduled principal payments of $346 in each of the third and fourth quarters of 1995 and $375 in each of the four quarters of 1996.

(Dollars in Thousands, except per share data)


     The Company is required to repay the remaining indebtedness under the Term Credit Agreement in equal quarterly installments aggregating the following amounts for each year ending December 31, 1997 through 2001:

                                   Aggregate
               Year                 Amounts
               ----                ---------
               1997                $ 1,750
               1998                  2,100
               1999                  2,600
               2000                  3,750
               2001                  4,300

     The Term Credit Agreement and the Revolving Credit Agreement (the "credit agreements") are collateralized by both a pledge of the stock of the Company's subsidiaries and a first lien on certain assets of the Company and its subsidiaries including certain inventory, equipment and receivables.

     The credit agreements contain restrictive covenants, including the maintenance of a specified debt to cash flow ratio, an interest coverage ratio and restrictions on the payment of dividends. In addition, the Company is required to amortize additional debt to the extent the Company generates excess cash flow. The requirement for such additional amortization at December 31, 1996, of approximately $492 was due and paid by March 31, 1997. At December 31, 1996, the Company was in compliance with all covenants associated with its credit agreements. As noted, the Revolving Credit Agreement provides for revolving credit borrowings up to $2,000 as of December 31, 1996 and 1995. A fee of 3/8% per annum is required on the unused portion of the available commitment. The Company had no borrowings under this agreement as of December 31, 1996 and 1995.

     The weighted average effective interest rates for all debt at December 31, 1996, and 1995, were 6.5% and 7.0%, respectively. Interest is paid based on Prime, LIBOR or CD rates, depending on the type of loan and terms of the agreement.

     The Company's estimated capital expenditures for 1997 to upgrade a portion of its plant will require the Company to restructure its debt. The Company is currently determining the best alternative for such funding.

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

     The Company utilized a portion of the proceeds received from the Rights Offering to repay $5,070 of outstanding indebtedness to its lender and repay $2,287 of outstanding indebtedness to C-TEC under two demand notes. The remaining proceeds were used for general corporate purposes, including capital expenditures.

(Dollars in Thousands, except per share data)


7.   EMPLOYEE BENEFIT PLANS

     The Company adopted a 401(k) savings plan on January 1, 1995 covering substantially all employees. Contributions made by the Company to the 401(k) plan are based on a specified percentage of employee contributions. Contributions charged to expense were $26 and $19 in 1996 and 1995, respectively.

     Beginning in 1996, the Company provides short-term disability salary continuance benefits to former or inactive employees who are not retirees. The Company accounts for these benefits under Statement of Financial Accounting Standards No. 112 - "Employers Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the Company to accrue the cost of postemployment benefits over employees' service lives. The Company uses the services of an enrolled actuary to calculate the expense. The net periodic cost for postemployment benefits was $36 in 1996.


8.   COMMITMENTS AND CONTINGENCIES

a. Total rental expense, primarily office space and pole rental, was $248, $250 and $250 for 1996, 1995 and 1994, respectively. At December 31, 1996, rental commitments under noncancelable leases, excluding annual pole rental commitments of approximately $145 that are expected to continue indefinitely, are as follows:

                1997                      $100
                1998                        89
                1999                        77
                2000                        77
                2001                        22
                Thereafter                 248

b. CCV, a subsidiary of the Company, was a party to a lawsuit commenced in 1988 in the Circuit Court for the County of Ottawa, Michigan relating to the termination of Kenneth E. Lahey as President of CCV. Mr. Lahey asserted that as a result of such termination he was entitled to an amount equal to the fair market value of 10 percent of the outstanding shares of CCV stock. On April 19, 1995, the Company entered into a settlement agreement with Mr. Lahey whereby the Company agreed to pay Mr. Lahey $4,300 over a four year time frame. The Company paid Mr. Lahey $100, $1,400 and $700 in April and June 1995 and June 1996, respectively. The remaining $2,100 will be paid in equal installments over a three year period beginning with the payment due on or before July 1, 1997.

c. The Company is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996. The Company has either settled challenges or accrued for anticipated exposures related to rate regulation; however, there is no assurance that there will not be further additional challenges to its rates. The statement of operations for 1996 and 1994 included charges totaling approximately $170 and $150, respectively, relating to cable rate regulation exposures.

(Dollars in Thousands, except per share data)


d. The Company entered into a new management agreement dated January 1, 1997 with CCS Michigan pursuant to which CCS Michigan operates and manages the Company's cable properties. The Management Agreement provides that the Company will pay CCS Michigan: (a) an annual fee equal to the greater of:
     (i) $500,000 or (ii) a percentage of the Company's annual revenues (ranging from 5% of $10 million of revenues, as defined, to 4% of revenues in excess of $20 million); and (b) an annual incentive bonus equal to twenty-five percent (25%) of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") as adjusted, during the applicable fiscal year less the base EBITDA of $5.0 million. See Note 9 (Affiliate Transactions) of Notes to Consolidated Financial Statements.

e. In November 1995, C-TEC, which owns approximately 61.92% of the Company's outstanding Common Stock, announced that it had engaged Merrill Lynch & Company to assist with evaluating strategic options with a view toward enhancing shareholder value. In March 1996, C-TEC announced that it intended to distribute to its shareholders, in a tax-free spin-off, its local telephone operations, communications engineering operations, and certain other assets and that, following the spin-off, it intended to combine its domestic cable television operations, including its investment in the Company, with a third party pursuant to a tax-free stock for stock transaction. In August 1996, C-TEC decided to close all discussions concerning a disposition of its domestic cable television unit, including its investment in the Company.

     In February 1997, C-TEC announced that its Board of Directors approved a restructuring plan pursuant to which C-TEC will separate its operations along business lines into three separate, publicly traded companies. The restructuring will be effected by the spin-off of two companies, one of which will be CCS Michigan which will consist of C-TEC's classic cable television operations in Michigan, including its 61.92% interest in Mercom. It is anticipated that the spin-offs will occur by the end of 1997. The spin-offs are, however, subject to the receipt of a private letter ruling from the Internal Revenue Service regarding the tax-free nature of the spin-off, the receipt of other regulatory approvals, financial consents, and certain other conditions. There can be no assurances that any transaction will take place.


9.   AFFILIATE TRANSACTIONS

     The Company entered into a management agreement in 1992 with CCS, pursuant to which CCS will manage the Company's cable television systems' operations. The Company was charged $1,398, $1,204 and $1,104 for this management service in 1996, 1995 and 1994, respectively, based on the agreement approved by the Board of Directors. Effective January 1, 1997, the Company entered into a new management agreement with CCS Michigan which supersedes the management agreement with CCS. C-TEC and its subsidiaries also supplied other services not covered by the management agreement for approximately $92, $121 and $54 in 1996, 1995 and 1994, respectively. In the first quarter of 1995, C-TEC loaned $887 to the Company to enable it to make a principal payment on its Credit Agreement of $887 scheduled for March 31, 1995. C-TEC also loaned the Company $1,400 in June 1995 to meet its scheduled payment under the Lahey settlement agreement. The Company paid interest in 1995 of $39 to C-TEC in connection with these two demand notes. These demand notes were repaid in August 1995. In 1995 and 1994, the Company incurred interest of $29 and $24 respectively, on outstanding management fee obligations owed to C-TEC.

(Dollars in Thousands, except per share data)



     In addition, the Company sold approximately $81, $2 and $3 of inventory to a C-TEC subsidiary in 1996, 1995 and 1994, respectively.

     The Company had amounts due to C-TEC and C-TEC subsidiaries of $784 and $614 at December 31, 1996 and 1995, respectively. These amounts include management fees of $741 and $605 as of December 31, 1996 and 1995, respectively.


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


12.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

a.   Cash and temporary cash investments
     The carrying amount approximates fair value because of the short maturity of these instruments.

b.   Long-term debt
     The fair value of floating rate long-term debt is considered to be equal to carrying value since the debt reprices at least every six months and the Company believes that its credit risk has not changed from the time the floating rate debt was borrowed and therefore, it would obtain similar rates in the current market.

(Dollars in Thousands, except per share data)

The estimated fair value of the Company's financial instruments are as follows at December 31:

                                                1996              1995
                                                ----              ----

                                          Carrying    Fair     Carrying   Fair
                                           Amount     Value     Amount    Value
                                          --------   ------    --------  ------
Financial assets:
 Cash and temporary cash
  investments                              $ 3,054   $ 3,054   $ 2,033   $ 2,033

Financial liabilities:
 Floating rate long-term debt:
   Term Credit Agreement                   $17,430   $17,430   $18,930   $18,930


[LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Mercom, Inc.

We have audited the consolidated financial statements and financial statement schedule of Mercom, Inc. and subsidiaries (the "Company") listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mercom, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statements referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 20, 1997

                       MERCOM, INC. AND SUBSIDIARIES                Schedule II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (Dollars in Thousands)

COLUMN A                                                          COLUMN B                     COLUMN C
--------                                                          --------                     --------

                                                                                               ADDITIONS
                                                                                               ---------

                                                                 BALANCE AT           CHARGED            CHARGED
                                                                BEGINNING OF          TO COSTS          TO OTHER
DESCRIPTION                                                        PERIOD           AND EXPENSE         ACCOUNTS
-----------                                                        ------           -----------         --------
ALLOWANCE FOR DEFERRED TAX ASSETS -
  DEDUCTED FROM DEFERRED TAX ASSETS
  IN THE CONSOLIDATED BALANCE SHEETS.

                  1996                                             $1,780                $0                $0
                  1995                                             $2,036                $0                $0
                  1994                                             $1,849              $187                $0


RESERVE FOR DOUBTFUL ACCOUNTS

                  1996                                               $25               $177                $0
                  1995                                               $23               $107                $0
                  1994                                               $29                $64                $0

                                                                COLUMN D           COLUMN E
                                                                --------           --------

                                                                                  BALANCE AT
                                                                                    END OF
DESCRIPTION                                                    DEDUCTIONS           PERIOD
-----------                                                    ----------           ------
ALLOWANCE FOR DEFERRED TAX ASSETS -
  DEDUCTED FROM DEFERRED TAX ASSETS
  IN THE CONSOLIDATED BALANCE SHEETS.

                  1996                                              $518             $1,262
                  1995                                              $256             $1,780
                  1994                                                $0             $2,036



RESERVE FOR DOUBTFUL ACCOUNTS

                  1996                                             $166               $36
                  1995                                             $105               $25
                  1994                                              $70               $23