Form 10-Q
period 1997-03-31
MERCOM INC
filed 1997-05-15
CIK 850315

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1997
                               --------------------------------------

                                        OR

( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ---------------------------
Commission file number                  0-17750
                       -----------------------------------

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
YES   X            NO
    ------            -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of April 30, 1997.

                    Common Stock          4,787,060 shares


This Form 10-Q consists of 14 sequentially numbered pages.

                         MERCOM, INC. AND SUBSIDIARIES


                                     INDEX

PART I.       FINANCIAL INFORMATION                                                 PAGE NO.

   Item 1.    Financial Statements
                 Condensed Consolidated Balance Sheets -
                 March 31, 1997 and December 31, 1996                                  3

                 Condensed Consolidated Statements of Operations -
                 For the Three Months Ended March 31, 1997
                 and 1996                                                              4

                 Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 1997 and 1996                            5

                 Notes to Condensed Consolidated Financial Statements                  6-8

   Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                   9-12

PART II.      OTHER INFORMATION

   Item 5.    Other Information                                                        13

   Item 6.    Exhibits and Reports on Form 8-K                                         13

              SIGNATURES                                                               14

Part 1.  Financial Information

Item 1.  Financial Statements

                          MERCOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                       March 31,             December 31,
                                                                                         1997                     1996
                                                                                   --------------------     --------------------
ASSETS:
Cash & temporary cash investments                                                          $1,933                   $3,054

Accounts receivable:
        Trade, net of reserve for doubtful accounts of $92 and $36 at
           March 31, 1997, and December 31, 1996, respectively                                300                      309
        Other                                                                                  53                       60

Prepaid expenses and other                                                                    185                      101

Property, plant and equipment                                                              42,068                   41,643

Less - accumulated depreciation                                                            28,034                   27,395
                                                                                   --------------------     --------------------

        Net property, plant and equipment                                                  14,034                   14,248

Intangible assets - net of accumulated amortization of $2,204 and $2,134
        at March 31, 1997, and December 31, 1996, respectively                              2,008                    2,079
                                                                                   --------------------     --------------------

        Total Assets                                                                      $18,513                  $19,851
                                                                                   ====================     ====================

LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIENCY:

Accounts payable, trade                                                                      $507                     $828
Accounts payable, affiliates                                                                  282                      784
Other liabilities                                                                           1,595                    1,578
Accrued litigation costs                                                                    2,150                    2,150
Debt                                                                                       16,501                   17,430
                                                                                   --------------------     --------------------

      Total Liabilities                                                                    21,035                   22,770
                                                                                   --------------------     --------------------

SHAREHOLDERS' CAPITAL DEFICIENCY:

Preferred stock, $100 par value, 150,000 shares authorized, none issued and outstanding at March 31, 1997, and December 31, 1996
Common stock, $1 par value, 5,000,000 shares authorized,
        4,787,060, issued and outstanding at March 31, 1997, and December 31, 1996          4,787                    4,787
Additional paid-in capital                                                                 11,374                   11,374
Accumulated deficit                                                                       (18,683)                 (19,080)
                                                                                   --------------------     --------------------

      Total Shareholders' Capital Deficiency                                               (2,522)                  (2,919)
                                                                                   --------------------     --------------------

      Total Liabilities and Shareholders' Capital Deficiency                              $18,513                  $19,851
                                                                                   ====================     ====================

See accompanying notes to condensed consolidated financial statements.

                          MERCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

                                                                               Quarter Ended March 31,
                                                                               -----------------------

                                                                                    1997              1996
                                                                                    ----              ----
Sales                                                                             $4,064            $3,799
                                                                            -------------      ------------

Cost and expenses                                                                  2,568             2,460

Depreciation and amortization                                                        722               779
                                                                            -------------      ------------

        Total operating expenses                                                   3,290             3,239
                                                                            -------------      ------------

        Operating income                                                             774               560
                                                                            -------------      ------------

Other (Income) Expenses:

Interest income                                                                      (42)              (27)
Other income                                                                         (16)               --
Interest expense                                                                     283               321
                                                                            -------------      ------------

        Total other expenses, net                                                    225               294
                                                                            -------------      ------------

        Income before income taxes                                                   549               266

Provision for income taxes                                                           152                 5
                                                                            -------------      ------------

          Net income                                                                $397              $261
                                                                            =============      ============


Net income per average common share                                                $0.08             $0.05
                                                                            =============      ============

Weighted Average Common Shares Outstanding (in thousands)                          4,787             4,787
                                                                            =============      ============


See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                                             Quarter Ended March 31,
                                                                                             ----------------------
                                                                                             1997                     1996
                                                                                             ----                     ----

Net Cash Provided By Operating Activities                                                    $245                     $157
                                                                                 ----------------        -----------------


Cash Flows From Investing Activities
    Expansion, improvements and other                                                        (437)                    (259)
                                                                                 ----------------        -----------------

Cash Flows From Financing Activities
    Repayment of bank loans                                                                  (929)                    (375)
                                                                                 ----------------        -----------------

Net cash used in financing activities                                                        (929)                    (375)
                                                                                 ----------------        -----------------

Net decrease in cash & temporary cash investments                                          (1,121)                    (477)


Cash & temporary cash investments, January 1,                                               3,054                    2,033
                                                                                 ----------------        -----------------

Cash & temporary cash investments, March 31,                                               $1,933                   $1,556
                                                                                 ================        =================
Supplemental Disclosures of Cash Flow Information
    Cash paid during the year for:
        Interest                                                                             $372                     $342
        Taxes                                                                                --                       --

See accompanying notes to condensed consolidated financial statements.

                        MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)


(1)  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Mercom, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information. The condensed consolidated financial statements should be read in conjunction with the annual statements and notes thereto included in the Company's 1996 Annual Report to the Securities and Exchange Commission on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ended December 31, 1997.

(2)  DEBT

Debt consists of the following:

                                     March 31           December 31
                                       1997                1996
                                       ----                ----
Term Credit Agreement                 $16,501             $17,430
                                      =======             =======

Under the terms of the Term Credit Agreement, the Company made a scheduled principal payment of $437 in the first quarter of 1997.

The credit agreements contain restrictive covenants, including the maintenance of a specified debt to cash flow ratio, an interest coverage ratio and restrictions on the payment of dividends. In addition, the Company is required to amortize additional debt to the extent the Company generates excess cash flow. The requirement for such additional amortization at December 31, 1996, of approximately $492, was due and paid by March 31, 1997. At March 31, 1997, the Company was in compliance with all covenants associated with its credit agreements. As noted, the Revolving Credit Agreement provides for revolving credit borrowings up to $2,000 as of March 31, 1997. A fee of 3/8% per annum is required on the unused portion of the available commitment. The Company had no borrowings under this agreement as of March 31, 1997.

The weighted average effective interest rates for all debt at March 31, 1997, and December 31, 1996, were 6.75% and 6.5%, respectively. Interest is paid based on Prime, LIBOR or CD rates, depending on the type of loan and terms of the agreement.

The Company's estimated capital expenditures for 1997 to upgrade a portion of its plant will require the Company to restructure its debt. The Company is currently exploring alternatives which will support its 1997 plan.

                          MERCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Except Per Share Data)


(3) INCOME TAXES

The provision for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 34% primarily due to the effects of net operating loss carryforwards.

(4) AFFILIATE TRANSACTIONS

The Company had amounts due to C-TEC Corporation, majority stockholder of the Company, and C-TEC subsidiaries ("C-TEC"), of $282 and $784 at March 31, 1997, and December 31, 1996, respectively, primarily related to management services provided by C-TEC Cable Systems, Inc. ("CCS"). The Company entered into a new management agreement with C-TEC Cable Systems of Michigan, Inc. ("CCS Michigan") in 1997, pursuant to which CCS Michigan manages the Company's cable television systems' operations. The management agreement was approved by the Company's Board of Directors.

(5) RESTRUCTURING AND SUBSEQUENT EVENT

On May 12, 1997, C-TEC announced that is had proposed to acquire the 38.08% of the common stock of the Company not currently owned by it, in exchange for 8.75% of the common stock of CCS Michigan, a C-TEC subsidiary. In the proposed transaction, the Company would become a wholly owned subsidiary of CCS Michigan. The proposed exchange ratio is based on the assumption that CCS Michigan will have $125 million of net debt outstanding at the time of the transaction. The combined operations would serve approximately 200,000 cable subscribers, approximately 40,000 of which are currently served by the Company.

C-TEC recently announced a restructuring plan to separate its operations into three publicly held companies. Under the plan, one of those companies will be CCS Michigan, which will own all of C-TEC's Michigan cable television operations, including its interest in the Company. The restructuring is subject to certain conditions and there can be no assurance that any restructuring will take place.

C-TEC's proposal to acquire all of the outstanding common stock of the Company not currently owned by it, has been conveyed to the Board of Directors of the Company. It is anticipated that the Company's Board of Directors will form a special committee composed of directors unaffiliated with C-TEC to review and evaluate the proposal. The proposal is subject to certain conditions, including the execution and delivery of mutually satisfactory definitive documentation, the consummation of C-TEC's restructuring and the receipt of all required regulatory approvals. C-TEC has stated that is reserves the right to withdraw its proposal at any time prior to the execution of a definitive agreement.
There can be no assurance as to the terms of any transaction or that any transaction will take place.

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)


(6) EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with public held common stock or potential common stock. This Statement is effective for financial statements issued after December 31, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company does not believe that the adoption of SFAS No. 128 will have a material impact on its financial statements.

Item 2.           Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                (Dollars in Thousands, Except Per Share Data)


The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1996. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report is forward looking, such as information relating to future capital expenditures, the effect of rate increases and the effects of future regulation and competition. Such forward looking information involves important risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.

Results of Operations

For the three months ended March 31, 1997, the Company had net income of $397 as compared to $261 net income for the comparable period in 1996. This represents an increase of $136 or $0.03 per average common share for the three month period.

Sales for the three months ended March 31, 1997, increased $265 or 7.0% over the comparable period in 1996. The increase in sales is primarily due to higher basic service revenues of $234. The two components responsible for the increase are; (i) the basic rate increase in February 1997 added $158 and, (ii) an additional 1,035 average basic subscribers per month generated an additional $76. Also contributing to the increase, was $14 in additional advertising revenue for the three months ended March 31, 1997, as compared to the same period in 1996.

Total costs and expenses, exclusive of depreciation and amortization, for the three month period ended March 31, 1997, increased $108 or 4.4% compared to the same period in 1996. The increase for the three month period was primarily the result of higher programming costs that are directly related to additional customers, new channels and higher programming rates from suppliers. In addition, increases in salaries and benefits and costs associated with maintaining a larger customer base also contributed to the increase over the first quarter of the prior year.

Depreciation and amortization expense for the three month period ended March 31, 1997, decreased $57 or 7.9% compared to the same period in 1996. The decrease was primarily due to approximately $3,050 of truck and distribution equipment becoming fully depreciated in August 1996.

                   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)


Results of Operations, continued

Interest expense for the three month period ended March 31, 1997, decreased $38 or 11.8% when compared to the same period in 1996. The decrease in the average outstanding bank debt between the comparable periods was the primary reason for the decrease in interest expense. The Company's future interest expense is subject to fluctuations in the market rate of interest, and accordingly, there is no assurance that the Company's current level of interest expense is indicative of future trends.

Income tax expense increased $147 primarily resulting from higher earnings before taxes of $283.

Liquidity and Capital Resources

Cash and temporary cash investments were $1,933, at March 31, 1997, as compared to $3,054 at December 31, 1996. The decrease in cash of $1,121 is primarily attributed to a payment of $929 on long-term debt. In addition, capital expenditures exceeded cash generated by operations in the three month period by $192.

The Company's outstanding debt at March 31, 1997, was $16,501. Additionally, the Company has an unused 364-day revolving credit facility of $2,000 at March 31, 1997. The Company was in compliance with all covenants of its Credit Agreement at March 31, 1997.

The Company must be able to continue to manage its costs and increase its revenues through the offering of new products, the expansion of its territories and when appropriate, rate increases. In February 1997, a basic rate increase was implemented according to the rules and regulations established by the Federal Communications Commission (the "FCC") and is expected to provide an additional $600 in annualized revenues based on the current level of subscribers.

In 1995, the Company restructured both its equity and debt on terms which are significantly less restrictive to its liquidity and operations than its prior structure. The Company must be able to generate cash to service its debt under its amended and restated Credit Agreement, to repay amounts owed to a former officer under the terms of a settlement agreement, and to make the capital expenditures necessary to remain competitive. The Company's estimated capital expenditures for 1997 to upgrade a portion of its plant will require the Company to restructure its debt. The Company is currently exploring alternatives which will support its 1997 plan.

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

Cable Television Consumer Protection and Competition Act
--------------------------------------------------------

On October 5, 1992, Congress passed the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") which regulated certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and which will increase the administrative costs of complying with such regulations. The most significant provision of the 1992 Act required the FCC to establish rules to ensure that rates for basic services were reasonable for subscribers in areas without effective competition as defined in the 1992 Act. Few municipalities served by the Company are subject to effective competition.

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

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  (Dollars in Thousands, Except Per Share Data)

Regulatory Matters, continued

Impact to Company

The rate regulation provisions of the 1992 Act have not had a materially adverse effect on the Company's financial condition and results of operations through March 31, 1997. Certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, have the effect of reducing operating margins of the Company.

In December 1995, the Company provided all of its Michigan subscribers with a rate increase notification under the rules and regulations established by the FCC. The rate increase was implemented in February 1996 based primarily on a small system rate relief order (the "Order") released by the FCC on June 5, 1995. The Order defines "small systems" as those systems with 15,000 or fewer subscribers owned by small cable companies, those cable companies with 400,000 or fewer subscribers. Eleven complaints have been filed with the FCC relative to the February 1996 rate increase, ten of which were community complaints. The Company implemented its rate increase in eight of these communities using the small system rules. The FCC has responded to three of the community complaints and denied the Company's request for small system relief under the 1996 Act and the Order. The Company believes it is a small operator under both the 1996 Act and the Order and has filed Petitions for Reconsideration with the FCC relative to these rulings. At this time, no further actions have been taken by the FCC relative to these petitions. The Company believes it has adequately reserved for this exposure in 1996 if the FCC denies the Petitions for Reconsideration and has filed alternate rate justifications to support its 1996 rates.

In December 1996, the Company commenced rate increase notifications to substantially all of its Michigan subscribers. The rate increase implemented in February 1997 was justified using the FCC's existing going forward rules. This approach protects the Company's 1997 rates in the event the FCC denies the Company's "small systems" Petition for Reconsideration. As of the date of this filing, one complaint has been filed with the FCC relative to the 1997 rate increase. The Company believes the FCC's ultimate decision on the Petition for Reconsideration will not have a material adverse effect on its results of operations or financial condition.

Part II.   Other Information

Item 5.           Other Information

On May 12, 1997, C-TEC announced that it had proposed to acquire the 38.08% of the common stock of the Company not currently owned by it, in exchange for 8.75% of the common stock of CCS Michigan, a C-TEC subsidiary. In the proposed transaction, the Company would become a wholly owned subsidiary of CCS Michigan. The proposed exchange ratio is based on the assumption that CCS Michigan will have $125 million of net debt outstanding at the time of the transaction. The combined operations would serve approximately 200,000 cable subscribers, approximately 40,000 of which are currently served by the Company.

C-TEC recently announced a restructuring plan to separate its operations into three publicly held companies. Under the plan, one of those companies will be CCS Michigan, which will own all of C-TEC's Michigan cable television operations, including its interest in the Company. The restructuring is subject to certain conditions and there can be no assurance that any restructuring will take place.

C-TEC's proposal to acquire all of the outstanding common stock of the Company not currently owned by it, has been conveyed to the Board of Directors of the
Company.   It is anticipated that the Company's Board of Directors will form a special committee composed of directors unaffiliated with C-TEC to review and evaluate the proposal. The proposal is subject to certain conditions, including the execution and delivery of mutually satisfactory definitive documentation, the consummation of C-TEC's restructuring and the receipt of all required regulatory approvals. C-TEC has stated that it reserves the right to withdraw its proposal at any time prior to the execution of a definitive agreement.
There can be no assurance as to the terms of any transaction or that any transaction will take place.

Item 6.           Exhibits and Reports on Form 8-K

(a).     Exhibits
         (27)     Financial Data Schedule

(b).     Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 1997.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MERCOM, INC.



         DATE:  May 15, 1997                     /s/ Bruce C. Godfrey
                                                 --------------------
                                                 Bruce C. Godfrey
                                                 Executive Vice President and
                                                 Chief Financial Officer