Form 10-Q
period 1997-06-30
MERCOM INC
filed 1997-08-14
CIK 850315

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                     June 30, 1997
                               ----------------------------------------------


                                      OR


( )               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from        to
                               ----------------------------------------------
Commission file number              0-17750
                       ------------------------------------------------------



                                 MERCOM, INC.
-----------------------------------------------------------------------------
             (Exact name or registrant as specified in its charter)

              Delaware                               38-2728175
-----------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)


                              105 Carnegie Center
                        Princeton, New Jersey 08540-6215
                        --------------------------------
                    (Address of principle executive offices)
                                   (Zip Code)



                                (609) 734-3737

------------------------------------------------------------------------------
              (Registrant's telephone number including area code)

------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of July 31, 1997.


                     Common Stock          4,787,060 shares

This Form 10-Q consists of 14 sequentially numbered pages.

                         MERCOM, INC. AND SUBSIDIARIES


                                     INDEX


PART I.   FINANCIAL INFORMATION                                    PAGE NO.


Item 1.   Financial Statements
             Condensed Consolidated Balance Sheets -
             June 30, 1997 and December 31, 1996                         3


             Condensed Consolidated Statements of Operations -
             Quarters and Six Months Ended June 30, 1997
             and 1996                                                    4


             Condensed Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1997 and 1996                     5


             Notes to Condensed Consolidated Financial Statements        6-8


Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         9-12

PART II.  OTHER INFORMATION


Item 5.   Other Information                                              13

Item 6.   Exhibits and Reports on Form 8-K                               13


          SIGNATURES                                                     14

Part 1.  Financial Information

Item 1.  Financial Statements

                         MERCOM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                                            June 30,        December 31,
                                                                                              1997             1996
                                                                                          -----------       -----------
ASSETS:

Cash & temporary cash investments                                                            $  2,614          $  3,054

Accounts receivable:
        Trade, net of reserve for doubtful accounts of $78 and $36 at
           June 30, 1997, and December 31, 1996, respectively                                     303               309
        Other                                                                                      33                60

Prepaid expenses and other                                                                         86               101

Property, plant and equipment                                                                  42,485            41,643

Less - accumulated depreciation                                                                28,699            27,395
                                                                                          -----------       -----------

        Net property, plant and equipment                                                      13,786            14,248

Intangible assets - net of accumulated amortization of $2,276 and $2,134
        at June 30, 1997, and December 31, 1996, respectively                                   1,937             2,079
                                                                                          -----------       -----------

        Total Assets                                                                         $ 18,759          $ 19,851
                                                                                          ===========       ===========

LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIENCY:

Accounts payable, trade                                                                      $    578          $    828
Accounts payable, affiliates                                                                      375               784
Other liabilities                                                                               1,385             1,578
Accrued litigation costs                                                                        2,150             2,150
Debt                                                                                           16,063            17,430
                                                                                          -----------       -----------

      Total Liabilities                                                                        20,551            22,770
                                                                                          -----------       -----------

SHAREHOLDERS' CAPITAL DEFICIENCY:

Preferred stock, $100 par value, 150,000 shares authorized, none issued and outstanding at June 30, 1997, and December 31, 1996
Common stock, $1 par value, 5,000,000 shares authorized,
        4,787,060, issued and outstanding at June 30, 1997, and December 31, 1996               4,787             4,787
Additional paid-in capital                                                                     11,374            11,374
Accumulated deficit                                                                           (17,953)          (19,080)
                                                                                          -----------       -----------

      Total Shareholders' Capital Deficiency                                                   (1,792)           (2,919)
                                                                                          -----------       -----------

      Total Liabilities and Shareholders' Capital Deficiency                                 $ 18,759          $ 19,851
                                                                                          ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)

                                                                Quarter Ended June 30,    Six Months Ended June 30,
                                                                ----------------------    -------------------------

                                                                  1997           1996           1997           1996
                                                                  ----           ----           ----           ----
Sales                                                           $4,232         $3,885         $8,296         $7,684
                                                               -------        -------        -------        -------

Cost and expenses                                                2,599          2,447          5,167          4,907

Depreciation and amortization                                      735            783          1,457          1,562
                                                               -------        -------        -------        -------

    Total operating expenses                                     3,334          3,230          6,624          6,469
                                                               -------        -------        -------        -------

    Operating income                                               898            655          1,672          1,215
                                                               -------        -------        -------        -------
Other (Income) Expenses:

Interest income                                                    (37)           (29)           (79)           (56)
Other expense                                                       54              2             38              1
Interest expense                                                   284            299            567            620
                                                               -------        -------        -------        -------

    Total other expenses, net                                      301            272            526            565
                                                               -------        -------        -------        -------

    Income before income taxes                                     597            383          1,146            650

(Benefit) provision for income taxes                              (133)            (4)            19           --
                                                               -------        -------        -------        -------

    Net income                                                    $730           $387         $1,127           $650
                                                               =======        =======        =======        =======


Net income per average common share                              $0.15          $0.08          $0.24          $0.14
                                                               =======        =======        =======        =======

Weighted Average Common Shares Outstanding (in thousands)        4,787          4,787          4,787          4,787
                                                               =======        =======        =======        =======






See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                         1997           1996
                                                                         ----           ----
Net Cash Provided By Operating Activities                             $ 1,781        $   938
                                                                      -------        -------
Cash Flows From Investing Activities
    Expansion, improvements and other                                    (854)          (477)
                                                                      -------        -------
Cash Flows From Financing Activities
     Repayment of bank loans                                           (1,367)          (750)
                                                                      -------        -------

Net cash used in financing activities                                  (1,367)          (750)
                                                                      -------        -------

Net decrease in cash & temporary cash investments                        (440)          (289)

Cash & temporary cash investments, January 1,                           3,054          2,033
                                                                      -------        -------

Cash & temporary cash investments, June 30,                           $ 2,614        $ 1,744
                                                                      =======        =======

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
        Interest                                                         $658           $638
        Taxes                                                             $23             $9


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


(2)  DEBT

Debt consists of the following:


                                      June 30           December 31
                                        1997                1996
                                        ----                ----


Term Credit Agreement                 $16,063              $17,430
                                      =======              =======


Under the terms of the Term Credit Agreement, the Company made scheduled principal payments in 1997 of $437 and $438 in the first and second quarter, respectively. In addition, the Company is required to amortize additional debt to the extent the Company generates excess cash flow. The requirement for such additional amortization at December 31, 1996, of approximately $492, was due and paid by March 31, 1997.


The credit agreements contain restrictive covenants, including the maintenance of a specified debt to cash flow ratio, an interest coverage ratio and restrictions on the payment of dividends. At June 30, 1997, the Company was in compliance with all covenants associated with its credit agreements. The Revolving Credit Agreement provides for revolving credit borrowings up to $2,000 as of June 30, 1997. A fee of 3/8% per annum is required on the unused portion of the available commitment. The Company had no borrowings under this agreement as of June 30, 1997.

The weighted average effective interest rates for outstanding debt at June 30, 1997, and December 31, 1996, were 6.91% and 6.5%, respectively. Interest is paid based on Prime, LIBOR or CD rates, depending on the type of loan and terms of the agreement.

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)


(3) INCOME TAXES

The provision for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 34% primarily due to the effects of net operating loss carryforwards.


(4) AFFILIATE TRANSACTIONS

The Company had amounts due to C-TEC Corporation, majority stockholder of the Company, and C-TEC subsidiaries ("C-TEC"), of $375 and $784 at June 30, 1997, and December 31, 1996, respectively, primarily related to management services provided by C-TEC Cable Systems, Inc. ("CCS"). The Company entered into a new management agreement with C-TEC Cable Systems of Michigan, Inc., now by name change, Cable Michigan, Inc., ("CCS Michigan"), in January 1997, pursuant to which CCS Michigan manages the Company's cable television systems' operations. The management agreement was reviewed and approved by the Company's Board of Directors.


(5) RESTRUCTURING AND SUBSEQUENT EVENTS

a) C-TEC recently announced a restructuring plan to separate its operations into three publicly held companies. Under the plan, one of those companies will be Cable Michigan, Inc., which will own all of C-TEC's Michigan cable television operations, including its interest in the Company. The restructuring is subject to certain conditions and there can be no assurance that any restructuring will take place. On June 18, 1997, C-TEC received approval by the Internal Revenue Service to form three separate, publicly held companies.

b) On May 12, 1997, C-TEC announced that it had proposed to acquire the 38.08% of the common stock of the Company not currently owned by it, in exchange for 8.75% of the common stock of CCS Michigan, a C-TEC subsidiary. In the proposed transaction, the Company would become a wholly owned subsidiary of CCS Michigan. In connection with receipt of the IRS ruling, C-TEC is suspending discussions pertaining to the acquisition of the 38.08% of the common stock of the Company not currently owned by it until after the completion of its restructuring.

c) On July 1, 1997, the Company sold its stock in Mercom of Florida, Inc., which operates a cable system in Port St. Lucie, Florida, consisting of approximately 1,900 subscribers to Adelphia Communications Corporation for cash of $3,650.
The Company will realize a gain on the transaction.

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)


(6) EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with public held common stock or potential common stock. SFAS No. 128 is effective for financial statements issued after December 31, 1997, earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period EPS data presented. The Company does not believe that the adoption of SFAS No. 128 will have a material impact on its financial statements.

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


Results of Operations

For the three months ended June 30, 1997, the Company had net income of $730 as compared to $387 net income for the comparable period in 1996. The Company's net income for the six months ended June 30, 1997 increased by $477 to $1,127 from net income of $650 for the comparable period in 1996. The increases represent an improvement of $.07 and $0.10 per average common share for the three and six month periods, respectively.


Sales for the three and six month periods ended June 30, 1997, increased by $347 or 8.9% and $612 or 8.0%, respectively, over the comparable periods in 1996. The increases are primarily due to a basic rate increase in February 1997 adding revenue of approximately $200 and $358, to the three and six month periods, respectively. An additional 1,046 average basic subscribers per month during the first six months of 1997 compared to the same period in 1996 generated approximately $78 and $154, of increased basic revenues for the three and six month periods, respectively. Also contributing to the increase was approximately $60 and $58 in additional premium, advertising, and pay-per-view revenues for the three and six month periods, respectively, as compared to the same periods in 1996.


Total costs and expenses, exclusive of depreciation and amortization, for the three and six month periods ended June 30, 1997, increased by $152 or 6.2% and $260 or 5.3%, respectively, when compared to the same periods in 1996. The increases for the three and six month periods were primarily the result of higher programming costs that are directly related to additional customers, new channels and higher programming rates from suppliers. In addition, increases in salaries and benefits and marketing costs contributed to the increases over the same periods in 1996.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)


Results of Operations, continued

Depreciation and amortization expense for the three and six month periods ended June 30, 1997, decreased $48 or 6.1% and $105 or 6.7%, respectively, compared to the same periods in 1996. The decrease was primarily due to approximately $3,050 of trunk and distribution equipment becoming fully depreciated in August 1996.

Interest expense for the three and six month periods ended June 30, 1997, decreased by $15 or 5.0% and $53 or 8.6%, respectively, as compared to the same periods in 1996. The decrease in the average outstanding bank debt between the comparable periods was the primary reason for the decrease in interest expense. The Company's future interest expense is subject to fluctuations in the market rate of interest, and accordingly, there is no assurance that the Company's current level of interest expense is indicative of future trends.

Income tax benefit for the three month period ended June 30, 1997, increased $129 as compared to the same period in 1996 primarily resulting from a reduction of a valuation allowance associated with the anticipated utilization of net operating loss carryforwards.


Liquidity and Capital Resources

Cash and temporary cash investments were $2,614, at June 30, 1997, as compared to $3,054 at December 31, 1996. The decrease in cash of $440 is primarily attributed to payments of $1,367 on long-term debt. This decrease is offset by cash generated by operations exceeding capital expenditures in the six month period by $927. Net cash provided by operating activities for the six month period ended June 30, 1997, exceeded the same period in 1996 by $843 primarily due to an increase in operating income before depreciation and amortization of $352 and the timing of the annual payment of $700 to a former officer under the terms of a settlement agreement which was paid on June 30, 1996 compared to July 1, 1997.

The Company's outstanding debt at June 30, 1997, was $16,063. Additionally, the Company has an unused 364-day revolving credit facility of $2,000 at June 30, 1997. The Company was in compliance with all covenants of its Credit Agreement at June 30, 1997.

The Company expects to be able to continue to manage its costs and increase its revenues through the offering of new products, the expansion of its territories and when appropriate, rate increases. In February 1997, a basic rate increase was implemented according to the rules and regulations established by the Federal Communications Commission (the "FCC") and is expected to provide an additional $600 in annualized revenues based on the current level of subscribers.

In 1995, the Company restructured both its equity and debt on terms which are significantly less restrictive to its liquidity and operations than its prior structure. For the foreseeable future, the Company believes its cash on hand and cash expected to be generated from operations will be sufficient to service its debt under its amended and restated Credit Agreement, to repay amounts owed to a former officer under the terms of a settlement agreement, and to make the capital expenditures necessary to remain competitive.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)


Liquidity and Capital Resources, continued

On July 1, 1997, the Company sold its stock in Mercom of Florida, Inc., which operates a cable system in Port St. Lucie, Florida to Adelphia Communications Corporation for cash of $3,650. Under the terms of the Term Credit Agreement, approximately $1,900 of the proceeds was repaid to the Company's bank. The remaining net proceeds of approximately $1,600, net of fees and expenses, will be used by the Company to fund a portion of its forecasted 1997 capital expenditures. The Company continues to explore financing arrangements which will support its long term strategic capital expenditure program.


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

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 (Dollars in Thousands, Except Per Share Data)


Regulatory Matters, continued


Impact to Company

The rate regulation provisions of the 1992 Act have not had a materially adverse effect on the Company's financial condition and results of operations through June 30, 1997. Certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, have the effect of reducing operating margins of the Company.

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

In December 1996, the Company provided rate increase notifications to substantially all of its Michigan subscribers. The rate increase implemented in February 1997 was justified using the FCC's existing going forward rules. This approach protects the Company's 1997 rates in the event the FCC denies the Company's "small systems" Petition for Reconsideration. One complaint has been filed with the FCC relative to the 1997 rate increase. The Company believes the FCC's ultimate decision on the Petition for Reconsideration will not have a material adverse effect on its results of operations or financial condition.

Part II.  Other Information


Item 5.   Other Information

C-TEC recently announced a restructuring plan to separate its operations into three publicly held companies. Under the plan, one of those companies will be Cable Michigan, Inc., which will own all of C-TEC's Michigan cable television operations, including its interest in the Company. The restructuring is subject to certain conditions and there can be no assurance that any restructuring will take place. On June 18, 1997, C-TEC received approval by the Internal Revenue Service to form three separate, publicly held companies.

On May 12, 1997, C-TEC announced that it had proposed to acquire the 38.08% of the common stock of the Company not currently owned by it, in exchange for 8.75% of the common stock of CCS Michigan, a C-TEC subsidiary. In the proposed transaction, the Company would become a wholly owned subsidiary of CCS Michigan. In connection with receipt of the IRS ruling, C-TEC is suspending discussions pertaining to the acquisition of the 38.08% of the common stock of the Company not currently owned by it until after the completion of its restructuring.


Item 6.   Exhibits and Reports on Form 8-K

(a).    Exhibits
        (27)       Financial Data Schedule


(b).    Reports on Form 8-K


No reports on Form 8-K were filed during the second quarter of 1997.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MERCOM, INC.




     DATE:  August 14, 1997           /s/ Bruce C. Godfrey
                                      --------------------
                                      Bruce C. Godfrey
                                      Executive Vice President and
                                      Chief Financial Officer