Form 10-Q
period 1997-09-30
MERCOM INC
filed 1997-11-14
CIK 850315

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1997
                               -------------------------------------------------

                                      OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               ---------------------
Commission file number                0-17750
                       -------------------------------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of October 31, 1997.

                                    Common Stock          4,787,060 shares


This Form 10-Q consists of 14 sequentially numbered pages.

                         MERCOM, INC. AND SUBSIDIARIES


                                     INDEX

PART I.   FINANCIAL INFORMATION                                      PAGE NO.

Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets -
            September 30, 1997 and December 31, 1996                    3


            Condensed Consolidated Statements of Operations -
            Quarters and Nine Months Ended September 30, 1997
            and 1996                                                    4


            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1997 and 1996               5

            Notes to Condensed Consolidated Financial Statements        6-8


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9-12

PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders           13

Item 6.   Exhibits and Reports on Form 8-K                              13


          SIGNATURES                                                    14

Part 1.  Financial Information

Item 1.  Financial Statements

                         MERCOM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                                                         September 30,     December 31,
                                                                                             1997              1996
                                                                                       ----------------   --------------
ASSETS:

Cash & temporary cash investments                                                             $  4,013         $  3,054

Accounts receivable:
        Trade, net of reserve for doubtful accounts of $57 and $36 at
           September 30, 1997, and December 31, 1996, respectively                                 338              309
        Other                                                                                       40               60

Prepaid expenses and other                                                                         148              101

Property, plant and equipment                                                                   41,545           41,643

Less - accumulated depreciation                                                                 28,352           27,395
                                                                                       ----------------   --------------

        Net property, plant and equipment                                                       13,193           14,248

Intangible assets - net of accumulated amortization of $2,268 and $2,134
        at September 30, 1997, and December 31, 1996, respectively                               1,797            2,079
                                                                                       ----------------   --------------

        Total Assets                                                                           $19,529          $19,851
                                                                                       ================   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable, trade                                                                         $1,068             $828
Accounts payable, related parties                                                                  451              784
Other liabilities                                                                                1,501            1,578
Accrued litigation costs                                                                         1,450            2,150
Debt:
    Note payable, affiliate                                                                     14,151               --
    Term credit agreement                                                                           --           17,430
                                                                                       ----------------   --------------

      Total Liabilities                                                                         18,621           22,770
                                                                                       ----------------   --------------

SHAREHOLDERS' EQUITY:

Preferred stock, $100 par value, 150,000 shares authorized,
        none issued and outstanding at September 30, 1997, and December 31, 1996
Common stock, $1 par value, 5,000,000 shares authorized,
        4,787,060, issued and outstanding at September 30, 1997, and December 31, 1996           4,787            4,787
Additional paid-in capital                                                                      11,374           11,374
Accumulated deficit                                                                            (15,253)         (19,080)
                                                                                       ----------------   --------------

      Total Shareholders' Equity                                                                   908           (2,919)
                                                                                       ----------------   --------------

      Total Liabilities and Shareholders' Equity                                              $ 19,529         $ 19,851
                                                                                       ================   ==============

See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)


                                                                   Quarter Ended Sept 30,          Nine Months Ended Sept 30,
                                                                   ----------------------          --------------------------

                                                                   1997             1996             1997             1996
                                                                   ----             ----             ----             ----
Sales                                                            $  4,103         $  3,958         $ 12,399         $ 11,642
                                                                 --------         --------         --------         --------

Cost and expenses                                                   2,595            2,513            7,762            7,421

Depreciation and amortization                                         709              753            2,166            2,315
                                                                 --------         --------         --------         --------

        Total operating expenses                                    3,304            3,266            9,928            9,736
                                                                 --------         --------         --------         --------

        Operating income                                              799              692            2,471            1,906
                                                                 --------         --------         --------         --------

Other (Income) Expenses:

Interest income                                                       (52)             (29)            (131)             (85)
Other expense                                                          16               10               54               10
Interest expense                                                      245              305              812              925
Gain on sale of Mercom of Florida, Inc.                            (2,571)             --            (2,571)              --
                                                                 --------         --------         --------         --------

        Total other (income) expenses, net                         (2,362)             286           (1,836)             850
                                                                 --------         --------         --------         --------

        Income before income taxes                                  3,161              406            4,307            1,056

Provision for income taxes                                            461               20              480               22
                                                                 --------         --------         --------         --------

          Net income                                             $  2,700         $    386         $  3,827         $  1,034
                                                                 ========         ========         ========         ========


Net income per average common share                              $   0.56         $   0.08         $   0.80         $   0.22
                                                                 ========         ========         ========         ========

Weighted Average Common Shares Outstanding (in thousands)           4,787            4,787            4,787            4,787
                                                                 ========         ========         ========         ========

See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                                                        Nine Months Ended Sept 30,

                                                                                          1997             1996
                                                                                          ----             ----

Net Cash Provided By Operating Activities                                               $  2,652         $  2,235
                                                                                        --------         --------


Cash Flows From Investing Activities
    Expansion, improvements and other                                                     (1,910)            (690)
    Proceeds from sale of Mercom of Florida, Inc.                                          3,496               --
                                                                                        --------         --------


Net cash provided by (used in) investing activities                                        1,586             (690)

Cash Flows From Financing Activities
     Repayment of bank loans                                                             (17,430)          (1,125)
     Note payable, affiliate                                                              14,151               --
                                                                                        --------         --------

Net cash used in financing activities                                                     (3,279)          (1,125)
                                                                                        --------         --------

Net increase in cash & temporary cash investments                                            959              420


Cash & temporary cash investments, January 1,                                              3,054            2,033
                                                                                        --------         --------


Cash & temporary cash investments, September 30,                                        $  4,013         $  2,453
                                                                                        ========         ========

Supplemental Disclosures of Cash Flow Information
   Cash paid during the year for:
        Interest                                                                        $    916         $    944
        Taxes                                                                           $     23         $      9

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

(2)  RESTRUCTURING

Prior to September 30, 1997, the Company was operated as part of C-TEC Corporation ("C-TEC"). On September 30, 1997, C-TEC distributed 100% of the outstanding shares of common stock of its wholly owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN and Cable Michigan. RCN consists primarily of C-TEC's high growth, bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long distance operations and its international investment in Megacable, S.A. de C.V. Cable Michigan, Inc. consists of C-TEC's Michigan Cable operations, including its 62% ownership in the Company.


(3)  DEBT

Debt consists of the following:

                                      September 30  December 31
                                          1997         1996
                                          ----         ----

Note Payable, Affiliate                 $14,151       $  --
Term Credit Agreement                      --          17,430
                                        -------       -------
Total                                   $14,151       $17,430
                                        =======       =======

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Under the terms of the Term Credit Agreement with its bank, the Company made scheduled principal payments in 1997 of $437 and $438 in the first and second quarter, respectively. In addition, the Company was required to amortize additional debt to the extent the Company generates excess cash flow. The requirement for such additional amortization at December 31, 1996, of approximately $492, was due and paid by March 31, 1997. In July 1997, as a result of the Company's sale of its stock in Mercom of Florida, Inc., the Company was required to make a principal payment of $1,912 resulting in a debt balance to its bank of $14,151.

On September 29, 1997, Cable Michigan assumed all of the bank's interest in the Term Credit Agreement. Immediately after the assumption of the Term Credit Agreement by Cable Michigan, the Note Payable was amended and restated.

The Note Payable contains the same pricing and security provisions as were previously in place with the Term Credit Agreement. The amendments to the Note Payable provides for less restrictive financial covenants and the elimination of mandatory principal repayments through December 31, 2002. In addition, the change of control default provision in the agreement was eliminated.

The Note Payable to Cable Michigan matures with a balloon payment on December 31, 2002. The Note Payable contains restrictive covenants, including the maintenance of a specified debt to cash flow ratio and an interest coverage ratio. At September 30, 1997, the Company was in compliance with all covenants associated with the Note Payable.

In August 1997, the Revolving Credit Agreement, providing for revolving credit borrowings of up to $2,000 with its bank, expired. The Company had no borrowings under this Agreement in 1997.

The weighted average effective interest rates for outstanding debt at September 30, 1997, and December 31, 1996, were 6.56% and 6.5%, respectively. Interest is paid based on LIBOR plus 1.0%.

(4) INCOME TAXES

The provision for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 34% primarily due to the effects of net operating loss carryforwards that previously had related valuation allowances.

(5) RELATED PARTY TRANSACTIONS

The Company had amounts due to Cable Michigan of $422 and $1 at September 30, 1997, and December 31, 1996, respectively, primarily related to management services. The Company entered into a new management agreement with Cable Michigan, in January 1997, pursuant to which Cable Michigan manages the Company's cable television systems' operations. The management agreement was approved by the Company's Board of Directors. Prior to January 1997, the Company had a management agreement with C-TEC Cable Systems, Inc. to manage the Company's cable television systems' operations.

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


The Company had amounts due to RCN, of $29 and $783 at September 30, 1997, and December 31, 1996, respectively, primarily related to management and other miscellaneous services.

On September 29, 1997, Cable Michigan assumed all of the bank's interest in the Term Credit Agreement as discussed in Note 3 (Debt).


(6) EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for financial statements issued after December 31, 1997, earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

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

Results of Operations
For the three months ended September 30, 1997, the Company had net income of $2,700 as compared to net income of $386 for the comparable period in 1996. The Company's net income for the nine months ended September 30, 1997 increased by $2,793 to $3,827 from net income of $1,034 for the comparable period in 1996. The increases represent an improvement of $.48 and $0.58 per average common share for the three and nine month periods, respectively. Included in net income for the three and nine months ended September 30, 1997 is a gain of approximately $2,600 resulting from the Company's sale of its stock in Mercom of Florida, Inc.

Sales for the three and nine month periods ended September 30, 1997, increased by $145 or 3.7% and $757 or 6.5%, respectively, over the comparable periods in 1996. The increases are primarily due to a basic rate increase in February 1997 adding revenue of approximately $181 and $508, to the three and nine month periods, respectively. An additional 891 average basic subscribers per month during the first nine months of 1997 compared to the same period in 1996 generated approximately $65 and $200, of increased basic revenues for the three and nine month periods, respectively. Contributing to the increase for the nine month period, as compared to the same period in 1996 was approximately $83 in additional premium and advertising revenues. These increases are partially offset by a decrease in sales of $113 and $44 for the three and nine month periods ended September 30, 1997, respectively, due to the sale of the Company's stock in Mercom of Florida, Inc.

Total costs and expenses, exclusive of depreciation and amortization, for the three and nine month periods ended September 30, 1997, increased by $82 or 3.3% and $341 or 4.6%, respectively, when compared to the same periods in 1996. The increases for the three and nine month periods were primarily the result of higher programming costs that are directly related to additional customers, new channels and higher programming rates from suppliers. In addition, increases in salaries and benefits contributed to the increases over the same periods in 1996. Partially offsetting the higher programming costs and salaries and benefits is a decrease in costs and expenses of $86 and $45 for the three and nine month periods ended September 30, 1997, respectively, due to the sale of the Company's stock in Mercom of Florida, Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Results of Operations, continued
Depreciation and amortization expense for the three and nine month periods ended September 30, 1997, decreased $44 or 5.8% and $149 or 6.4%, respectively, compared to the same periods in 1996. The decrease was primarily due to approximately $3,050 of trunk and distribution equipment becoming fully depreciated in August 1996 resulting in a reduction of approximately $34 and $169 for the three and nine month periods and the sale of the stock of Mercom of Florida, Inc. resulting in a reduction of approximately $40 and $33 for the three and nine month periods. These decreases are partially offset by the depreciation expense associated with the 1997 capital expenditures and capital expenditures made in later periods of 1996.

Interest expense for the three and nine month periods ended September 30, 1997, decreased by $60 or 19.7% and $113 or 12.2%, respectively, as compared to the same periods in 1996. The decrease in the average outstanding bank debt between the comparable periods was the primary reason for the decrease in interest expense. The Company's future interest expense is subject to fluctuations in the market rate of interest, and accordingly, there is no assurance that the Company's current level of interest expense is indicative of future trends.

Gain on sale of Mercom of Florida, Inc., for the three and nine month periods ended September 30, 1997 of approximately $2,600 resulted from the Company's sale of its stock in Mercom of Florida, Inc. to Adelphia Communications Corporation.

Income tax provision for the three and nine month periods ended September 30, 1997, increased by $441 and $458, respectively, as compared to the same periods in 1996 primarily resulting from an increase in income before taxes. This increase in tax expense did not fully reflect the increase in income before taxes since net operating losses were utilized that had related valuation allowances.

Liquidity and Capital Resources
Cash and temporary cash investments were $4,013, at September 30, 1997, as compared to $3,054 at December 31, 1996. The increase in cash of $959 is primarily attributed to cash provided from operations of $2,652 and proceeds of $3,496 from the sale of the Company's stock in Mercom of Florida, Inc., partially offset by capital expenditures for the nine month period of $1,910 and a net reduction of debt of $3,279. Mercom of Florida, Inc. generated cash flow from operations of approximately $158 in 1996 and $100 for the first six months of 1997, therefore, the sale of this system is not expected to have a material adverse effect on the Company's future cash flow and liquidity.

The Company's Notes Payable to Cable Michigan at September 30, 1997, was $14,151. The Company's revolving credit facility with its bank of $2,000 expired in August, 1997. The Company was in compliance with all of the terms of its Note Payable at September 30, 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Liquidity and Capital Resources, continued
The Company expects to be able to continue to manage its costs and increase its revenues through the offering of new products, the expansion of its territories and when appropriate, rate increases. In February 1997, a basic rate increase was implemented according to the rules and regulations established by the Federal Communications Commission (the "FCC") and is expected to provide an additional $600 in annualized revenues based on the current level of subscribers.

On September 29, 1997, Cable Michigan assumed all of the bank's interest in the Term Credit Agreement. The Note Payable to Cable Michigan matures with a balloon payment on December 31, 2002.

The amendments made to the Note Payable provide increased borrowing capacity as the Company continues to invest in the upgrade of its facilities. The Note Payable is significantly less restrictive to its liquidity and operations than its prior structure. For the foreseeable future, the Company believes its cash on hand and cash expected to be generated from operations will be sufficient to service its debt under its Note Payable, to repay amounts owed to a former officer under the terms of a settlement agreement, and to make the capital expenditures necessary to remain competitive. In addition, Cable Michigan has the credit ability to lend additional funds, up to an aggregate of $20 million, to the Company to meet additional investment and liquidity needs.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Regulatory Matters, continued
Telecommunications Act of 1996
------------------------------
In early February 1996, Congress passed and the President signed the Telecommunications Act of 1996 (the "1996 Act"). The new law is intended to provide a pro-competitive, de-regulatory national policy framework designed to accelerate rapidly private sector deployment of advanced telecommunications and information technologies and services to all Americans by opening all telecommunications markets to competition. The FCC has adopted regulations to implement the requirements of the 1996 Act and the intent of Congress. With the passage of the 1996 Act, all cable systems' rates are deregulated as effective competition enters the franchise area, or by March 31, 1999, whichever occurs first.

Impact to Company
The rate regulation provisions of the 1992 Act have not had a materially adverse effect on the Company's financial condition and results of operations through September 30, 1997. Certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, have the effect of reducing operating margins of the Company.

Over the last several years the Company has received complaints related to its FCC rate filings. Although the Company believes its rates are justified according to the rules and regulations established by the FCC, the Company believes it has adequately reserved for any exposure related to these rate proceedings.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on October 16, 1997. Matters submitted to and approved by Shareholders included:

1)  The election of the following Directors to serve for a term of one year:

              Nominee
              -------

              Bruce C. Godfrey
              Clifford L. Jones
              Michael J. Mahoney
              David C. McCourt
              Raymond B. Ostroski
              Harold J. Rose, Jr.
              George C. Stephenson

2) The ratification of the selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for the year ending December 31, 1997.

          For            Against         Abstain
          ---            -------         -------

          4,329,659      3,158           2,765



Item 6.  Exhibits and Reports on Form 8-K

(a).  Exhibits
      (10.10) Assignment and Assumption Agreement dated September 29, 1997, by and between Cable Michigan, Inc. and Morgan Guaranty Trust Company of New York.

      (10.11) Amended and Restated Credit Agreement dated September 29, 1997, to Credit Agreement dated as of November 26, 1989 and further amended and restated as of August 16, 1995, by and between Registrant and Cable Michigan, Inc.

      (27)      Financial Data Schedule

(b).  Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of 1997.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MERCOM, INC.



     DATE:  November 14, 1997            /s/ Timothy J. Stoklosa
                                         -----------------------
                                         Timothy J. Stoklosa
                                         Executive Vice President and
                                         Chief Financial Officer