Form 10-K405
period 1997-12-31
MERCOM INC
filed 1998-03-31
CIK 850315

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13  OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For fiscal year ended  December 31, 1997
                      ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File No. 0-17750
                                    MERCOM, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                            38-2728175
--------------------------------                         -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

105 Carnegie Center, Princeton, NJ                              08540-6215
----------------------------------                              ----------
(Address of principle executive offices)                        (Zip Code)


Registrant's telephone number including area code:              609-734-3737

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share
                    ---------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   YES   X     NO _______
                                       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

As of February 28, 1998, 4,787,060 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon the average of the bid and asked prices of these shares quoted by the National Quotation Bureau, Inc. and the OTC Bulletin Board on February 28, 1998, of $9.75 per share) was approximately $17,772,463.

                  Documents Incorporated by Reference
                  -----------------------------------

1. Proxy Statement for 1998 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

The Index to Exhibits is on Page 20.

                               PART I
                               ------
ITEM 1.    BUSINESS.
-------    ---------

     Mercom, Inc. ("Mercom" or the "Company") is a cable television operator with three cable systems in southern Michigan (the "Systems"). The Systems are operated through Mercom's wholly-owned subsidiary, Communications and Cablevision, Inc. ("CCV"). On July 1, 1997, Mercom sold its investment in Mercom of Florida, Inc. ("Mercom of Florida"), which operated a cable system in Port St. Lucie, Florida, approximately 90 miles north of Palm Beach. As of December 31, 1997, the Systems had 39,360 subscribers. The Systems provide cable service to Monroe County, Allegan County and the Coldwater and Sturgis areas.

     Prior to September 30, 1997, the Company was operated as part of C-TEC Corporation ("C-TEC"). On September 30, 1997, C-TEC distributed 100% of the outstanding shares of common stock of its wholly owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN, and Cable Michigan. Cable Michigan, Inc. consists of C-TEC's Michigan cable operations, including its 62% ownership in the Company.

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

                                                     As of  December 31
                                        1993      1994      1995      1996     1997
                                        ----      ----      ----      ----     ----
Homes Passed (1).....................  61,730    63,721    65,449    65,998    65,291
Basic subscribers (2)................  34,714    37,324    38,853    40,012    39,360
Basic subscribers as a
 percentage of homes passed..........   56.2%     58.6%     59.4%     60.6%     60.3%
Tier subscribers (3).................  32,945    34,789    36,120    36,989    37,923
Tier subscribers as a
 percentage of basic subs............   94.9%     93.2%     93.0%     92.4%     96.3%
Premium service units (4)............  12,816    14,312    17,834    15,493    15,857
Premium service units as a
percentage of basic subs.............   36.9%     38.3%     45.9%     38.7%     40.3%
Average revenue per sub for
 month of December (5)...............  $29.70    $29.36    $30.41    $32.72    $33.89

 The table above includes Mercom of Florida information for 1993 through 1996.

(1) A home is deemed to be "passed" by cable if it can be connected to the distribution system without any further extension of the distribution plant.

(2) A home with one or more television sets connected to a cable television system is counted as one basic subscriber.

-------    ---------

(3) A home with one or more television sets receiving both basic and tier service is counted as one tier subscriber. Tier service was not available in Mercom of Florida.

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

     The Company derives the majority of its revenues from recurring subscription services and generates additional revenues from non-subscription services such as advertising, pay-per-view, installations and commissions from electronic retailing. Monthly subscription rates and related charges vary according to the type of service or equipment selected.

     The Company intends to maintain and enhance the value of its current cable television systems through upgrading their networks as appropriate given the characteristics of the particular service area. The Company also intends to institute new services as they are developed and become economically viable. At this stage, the Company's highest priority is to increase system capacity and improve system reliability and picture quality. Such network improvements are necessary to enable the Company to better withstand competition, expand channel lineups (which would permit the Company to increase revenue) and facilitate new services when economically viable. The Company's strategic plan calls for a capital expenditure program intended to result in over 95% of the Company's customers being served by systems with a capacity of 550 MHz or 750 MHz by the end of 2001. The Company's systems include 5 headends and are currently built to 400-450 MHz.

     Capital expenditures for system extensions and upgrades and the development of new services are subject to the availability of cash generated from operations and debt or equity financing. The capital resources needed to accomplish these strategies are expected to be provided by cash flow from operations, existing cash on hand and the affiliate note payable. See Note 5
(Debt) of Notes to Consolidated Financial Statements. There can be no assurances that the capital resources necessary to accomplish the Company's plans will be available on terms and conditions acceptable to the Company, or at all.

     The Company is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996. (See "Management's Discussion and Analysis -Regulatory Matters").

     The Company's performance is dependent to a large extent on its ability to obtain and renew its franchise agreements from local government authorities on acceptable terms. To date, all of the Company's franchises have been renewed or extended, generally at or prior to their stated expirations and on acceptable terms. During 1997, the Company completed negotiations with 3 communities resulting in franchise renewals on terms which are acceptable to the Company. The Company has 78 franchises, 25 of which are in the 3 year Federal Communications Commission (the "FCC") franchise renewal window at December 31, 1997. No one franchise accounts for more than 12% of the Company's total revenue.

-------    ---------

     Competition for the Company's services traditionally has come from a variety of providers including broadcast television, video cassette recorders, overbuilders and home satellite dishes. Direct broadcast satellite (DBS) which allows a consumer to receive cable programming for a fee once they purchase or lease a receiving dish, has proved to be a viable competitor. These services are generally available throughout the country, including areas in which the Company operates. There are currently four DBS systems available in the United States. The Company has eight franchises within its service areas where other cable television providers have commenced cable programming operations. In addition, in 1997, the Board of Public Utilities of a ninth franchised area has secured revenue bonds to finance the construction of a municipal cable system. Although the Company has experienced some erosion of its subscriber base in these communities, the impact on its operations to date has not been material.

     The level of competition from other video providers may also increase due to the passage of the Telecommunications Act of 1996, which is intended to foster competition. The 1996 Act makes it easier for local exchange telephone companies ("LECs") and others to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to subscribers. Various LECs currently are providing video services within and outside their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission facilities. Ameritech has obtained cable television franchises in eastern Michigan and has overbuilt some cable operators thereby creating a competitive environment. To date, Ameritech has not applied for cable franchises where the Company operates. The Company cannot predict the likelihood of success of video service ventures by LECs or the impact on the Company of such competitive ventures. Cable operators face additional competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment and office complexes and private residential developments. Cable television systems also compete with wireless program distribution services such as multipoint multichannel distribution service ("MMDS") which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. It is not possible to quantify the potential impact of future technological, competitive or regulatory developments on the cable television industry in general or the Company in particular.

EMPLOYEES

     As of December 31, 1997, Mercom had 52 full-time employees, none of whom were represented by collective bargaining units. Management believes that the Company's relationship with its employees is satisfactory.

ITEM 2.    PROPERTIES.
-------    -----------

     The principal assets of the Company include headends, distribution systems and subscriber connection equipment. Mercom owns five headends, each including a tower, antennas, earth stations for the reception of satellite signals, and electronic equipment necessary for the reception, amplification and modulation of signals. In addition to these headends, the Company owns ten microwave receive sites, each including a tower, microwave dish and electronic equipment necessary for their reception of microwave signals. The distribution system consists of approximately 1,339 miles of coaxial cable plus related electronic equipment. Subscriber connection equipment consists of house or apartment drop equipment and decoding converters. The physical components of the Systems require regular maintenance and periodic upgrading in order to keep pace with technological advances and to comply with regulatory standards. The Company's management believes that substantially all of its physical assets are in good condition.

     Mercom owns one small parcel of real property used as a headend site, and it owns most of the buildings which contain headend equipment for the Systems. The remainder of Mercom's facilities are leased.

ITEM 3.    LEGAL PROCEEDINGS.
-------    ------------------

     On May 13, 1997, Mercom shareholders, Moise Katz, filed a purported class action suit on behalf of the Mercom's public shareholders against Mercom and C-TEC, among others. Plaintiff alleges that the proposal to exchange the approximately 38% of Mercom common stock that is publicly held for 8.75% of the common stock of Cable Michigan undervalues Mercom's shares and is therefore unlawful. This lawsuit has been dormant since Cable Michigan announced that the discussions on the exchange transactions have been suspended.

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

                        Age as of              Office and Date Held Since:
 Name                 March 1, 1998               Other Positions Held
 ----                 -------------            ---------------------------

Timothy J. Stoklosa        37         Executive Vice President and Chief
                                      Financial Officer of the Company since
                                      October 1997; Senior Vice President and
                                      Treasurer of Cable Michigan and RCN
                                      Corporation ("RCN") and Director of Cable
                                      Michigan since September 1997; Senior Vice
                                      President of Finance of Commonwealth
                                      Telephone Enterprises since February 1997;
                                      Treasurer of Commonwealth Telephone
                                      Enterprises since August 1994 and Vice
                                      President and Treasurer of Mercom since
                                      October 1996; Manager of Mergers and
                                      Acquisitions at Peter Kiewit Sons, Inc.
                                      from October 1991 to August 1994 and
                                      Senior Financial Analyst of Corporate
                                      Development at Citizens Utilities Co. from
                                      February 1990 to October 1991.

Mark Haverkate             43         President and Chief Operating Officer of
                                      the Company since October 1997; President and Chief Operating Officer and Director of Cable Michigan since September 1997;
                                      Executive Vice President, Business
                                      Development of RCN; President of RCN
                                      Development (a division of RCN) from June
                                      1997 to September 1997 and Executive Vice
                                      President of Business Development of
                                      Commonwealth Telephone Enterprises from
                                      May 1997 to September 1997; President for
                                      Business Operations of RCN Telecom
                                      Services, Inc. (a wholly owned subsidiary of RCN) from August 1996 to November 1996;
                                      Executive Vice President of Commonwealth
                                      Telephone Enterprise's Cable Television
                                      Group from July 1995 to August 1996;
                                      Executive Vice President of Development
                                      for Commonwealth Telephone Enterprises
                                      from February 1995 to July 1995; Executive
                                      Vice President for Development at Mercom from November 1995 to February 1996; Vice
                                      President of Development for Commonwealth
                                      Telephone Enterprises from December 1993 to February 1995 and Vice President of
                                      Commonwealth Telephone Enterprise's Cable
                                      Television Group from October 1989 to
                                      December 1993.

-------------------------------------

                        Age as of              Office and Date Held Since:
 Name                 March 1, 1998               Other Positions Held
 ----                 -------------            ---------------------------

John J. Gdovin             40        Executive Vice President of Operations of
                                     Mercom since August 1996; Executive Vice
                                     President of Cable Michigan since September
                                     1997; Executive Vice President of
                                     Commonwealth Telephone Enterprise's Cable
                                     Television Group from August 1996 to
                                     September 1997; Senior Vice President of
                                     RCN Telecom Services, Inc. since February
                                     1997; Vice President of Commonwealth
                                     Telephone Enterprises's Cable Television
                                     Group from August 1995 to August 1996;
                                     Director of Operations of Commonwealth
                                     Telephone Enterprise's Cable Television
                                     Group from February 1992 to August 1995.

John D. Filipowicz         39        Senior Vice President, Assistant General
                                     Counsel and Assistant Secretary of Mercom since October 1997; Senior Vice President,
                                     Assistant General Counsel and Assistant
                                     Secretary of RCN and Cable Michigan since
                                     September 1997; Vice President, Assistant
                                     General Counsel and Assistant Secretary of
                                     Commonwealth Telephone Enterprises from
                                     February 1995 to September 1997, Vice
                                     President from February 1995 to September
                                     1997, Assistant Corporate Secretary since
                                     December 1994; Corporate Counsel from
                                     December 1990; Corporate Secretary of
                                     Mercom from December 1996 to October 1997,
                                     Assistant Secretary since October 1997,
                                     Vice President, Assistant General Counsel and Assistant Secretary from May 1995 to
                                     December 1996.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
--------------------------------------------------------------
          STOCKHOLDERS
          ------------

There were approximately 1,674 holders of the Company's Common Stock on February 28, 1998.

                                      1997                1996
                                   BID PRICES          BID PRICES
                                   ----------          ----------
                                 HIGH      LOW       HIGH       LOW
                                  $         $         $         $
            Quarter Ended:
              March 31          6-1/2      5-1/4     8-1/2     6
              June 30           6-1/4      5-1/2     8-1/2     5-1/4
              September 30      7-7/8      6-1/4     6-1/2     5-1/2
              December 31       9-1/4      7-3/4     6-3/4     6

     The Company's Common Stock is traded on the over-the-counter market. The bid and ask prices are quoted by the National Quotation Bureau, Inc. and the OTC Bulletin Board under the symbol "MEEO." The 1997 and 1996 bid prices listed above represent the high and low bid prices reported by the National Quotation Bureau, Inc. Prices listed above represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Trading in the Company's Common Stock, has been limited and sporadic and thus does not constitute an established public trading market.

     The Company has not paid dividends in the preceding two years. The Company does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future. See Note 5 (Debt) of Notes to Consolidated Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA.
-------   ------------------------

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


     The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

FOR THE YEARS ENDED DECEMBER  31,         1997       1996       1995      1994       1993
                                          ----       ----       ----      ----       ----
Sales                                     $16,439    $15,570    $13,939   $12,927    $12,606
Net income (loss)                         $ 4,198    $ 1,472    $   549   $  (658)   $  (236)
Basic and diluted earnings (loss)
   per average common share               $  0.88    $  0.31    $  0.16   $ (0.27)   $ (0.10)
Total assets                              $20,719    $19,851    $20,390   $19,823    $22,244
Debt                                      $14,151    $17,430    $18,930   $25,926    $28,184

     In July 1997, the sale of the Company's stock in Mercom of Florida, generated proceeds of $3,496. As a result, the Company was required to make an additional principal payment of $1,912 on its debt and net income increased over 1996 by approximately $2,600.

     In August 1995, a Common Stock rights offering was concluded. The Company's shareholders purchased 2,393,530 of its shares of Common Stock for $3.60 per share. The rights offering provided the Company with approximately $8,200 after payment of fees and expenses. The Company used the proceeds to repay $5,070 of outstanding indebtedness to its bank, $2,287 of outstanding indebtedness to C-TEC Corporation, its controlling shareholder at that time, under two demand notes and the remaining balance was used for general corporate purposes, including capital expenditures.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

     Prior to September 30, 1997, the Company was operated as part of C-TEC Corporation ("C-TEC"). On September 30, 1997, C-TEC distributed 100% of the outstanding shares of common stock of its wholly owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN, and Cable Michigan. RCN consists primarily of C-TEC's bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long distance operations and its international investment in Megacable, S.A. de C.V. Cable Michigan, Inc. consists of C-TEC's Michigan cable operations, including its 62% ownership in the Company.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
                                                         1997        1996    1995
                                                         ----        ----    ----
     Investing Activities:
         Additions to property, plant and equipment    $ 2,614      $1,585   $1,701
         Proceeds from sale of Mercom of Florida        (3,496)          -        -
         Other                                              (3)         (3)     (12)
                                                        ------      ------   ------
         Net cash (provided by) used in
             investing activities                       $ (885)     $1,582   $1,689
                                                        ======      ======   ======

     Net cash provided by operating activities          $4,169      $4,103   $2,366
                                                        ======      ======  =======

     Net cash provided by operating activities represented 159.7%, 259.4% and 140.1% of investing activities for capital expenditures for 1997, 1996 and 1995, respectively. The Company's construction budget is estimated to be $8,393 in 1998 as compared to actual expenditures of $2,614, $1,585 and $1,701 in 1997, 1996 and 1995, respectively. The 1998 construction budget includes capital expenditures necessary to upgrade system capacity and network reliability. The Company estimates that its aggregate capital requirements for planned system upgrades for the years 1998 through 2000 will be approximately $15,400. Capital expenditures for plant maintenance for the years 1998 through 2000 are expected to aggregate approximately $4,800.

-------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The sale of the Company's investment in Mercom of Florida generated proceeds of $3,496. Mercom of Florida generated cash flow from operations of approximately $106, $158 and $135 in 1997, 1996 and 1995, respectively, therefore the sale of this system is not expected to have a material adverse effect on the Company's future cash flow, liquidity and results of operations.

     The Company expects to be able to continue to manage its costs and increase its revenues through the offering of new products, the expansion of its territories and when appropriate, rate increases. Although operating expenses continued to rise, the Company was unable to raise its rates due to a "Rate Freeze" ordered by the FCC. The "Rate Freeze" delayed the Company's implementation of any rate increases from September 1992 until April 1995. At that time, the Company instituted a basic rate increase according to the rules and regulations established by the FCC. In December 1995 and 1996, the Company commenced basic rate increase notifications to all of its Michigan subscribers for rate increases which were implemented in the first quarters of 1996 and 1997, respectively. The 1997 rate increase provided approximately $700 in additional annual revenues, subject to the final decision by the FCC with respect to these rate increases, of which no assurances can be given. In March 1998, the Company commenced basic rate increase notifications to all subscribers for rate increases which will be implemented in the second quarter of 1998. The 1998 rate increase is expected to provide an estimated additional $775 in annualized revenues based on the average number of subscribers budgeted for 1998. All rate increases are implemented according to the rules and regulations established by the FCC.

     In September 1997, Cable Michigan assumed all of the bank's interest in the Company's Credit Agreement (Note 5). Immediately after the assumption of the Credit Agreement by Cable Michigan, the Note Payable was amended and restated. The Note Payable contains the same pricing and collateral provisions as were previously in place with the Credit Agreement. The amendments to the Note Payable provides for less restrictive financial covenants and the elimination of mandatory principal repayments prior to December 31, 2002. The Note Payable to Cable Michigan matures with a balloon payment on December 31, 2002.

     The Note Payable provides for increased borrowing capacity as the Company continues to invest in the upgrade of its facilities. Cable Michigan has the ability, under Cable Michigan's Credit Agreement, to lend additional funds, approximately $6,000, up to an aggregate of $20,000, to the Company. The Company believes its cash on hand, cash generated from operations and credit availability will be sufficient to meet its liquidity requirements, prior to maturity of the Note Payable, but there are no assurances in this regard.

-------------------------------  ---------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company is in compliance with all covenants associated with the Note Payable at December 31, 1997. The Company has not paid dividends in recent years and does not expect to pay dividends in the foreseeable future.

RESULTS OF OPERATIONS
---------------------
1997 COMPARED WITH 1996

     The Company's net income in 1997 increased $2,726 or $0.57 per average common share. The Company had net income in 1997 of $4,198 or $0.88 per average common share compared to a net income of $1,472 or $0.31 per average common share in 1996. The increase from 1996 is primarily attributable to a gain of approximately $2,600 recorded from the sale of the investment of Mercom of Florida and an increase in operating income before depreciation and amortization of $456.

     The Company had operating income before depreciation and amortization of $6,099 in 1997 compared to $5,643 in 1996. This represents an increase of $456 (8.1%) from 1996 to 1997. Management believes that operating income before depreciation and amortization is a useful measure in assessing the degree to which resources are available to meet debt service requirements and to replace and modernize plant in order to offer new services to customers and to improve the quality of service.

     Sales increased in 1997 by $869 (5.6%) from the previous year. This increase is primarily due to increased basic service revenue of approximately $937. Approximately $716 of the increase is a result of the rate increase implemented in February 1997. The remaining $221 of the basic service revenue increase is due to approximately 744 additional average basic subscribers per month in 1997 over the prior year. Contributing to the increase in 1997 was approximately $129 in premium, advertising and miscellaneous revenue. These increases are partially offset by a decrease in sales of $163 from 1996, due to the sale of Mercom of Florida.

     Programming, franchise and other variable costs increased by $463 (10.7%) from 1996. This increase is directly related to costs associated with subscriber growth, increased programming rates on existing channels and new basic channels added during the year. Operating, marketing and other fixed system costs increased by $142 (3.7%) in 1997.

     Other expenses, including interest, decreased by $2,783 (247.4%). The decrease is due primarily to a gain of approximately $2,600 from the sale of the stock in Mercom of Florida.

     Higher average cash balances in 1997 resulted in higher interest income of $68.

---------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Interest expense decreased by $171 (13.9%) in 1997. A decrease in the average outstanding debt of approximately $2,798 was the primary reason for the decrease in interest expense. Partially offsetting this reduction in debt, was an increase in the annual weighted average effective interest rate from 6.5% in 1996 to 6.7% in 1997. The Company's future interest expense is subject to fluctuations in the market rate of interest and, therefore, there is no assurance that the Company's current level of interest expense is indicative of future trends.

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

---------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


     FINANCIAL CONDITION
     -------------------

     Cash and temporary cash investments were $4,829 at December 31, 1997, as compared to $3,054 at December 31, 1996, an increase of $1,775. The increase in cash and temporary cash investments at December 31, 1997, as compared to the prior year end, is attributed to proceeds of $3,496 from the sale of the investment in Mercom of Florida, cash of $1,558 generated by operations in excess of capital expenditures offset by the net repayment of bank loans of $3,279.

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

     TELECOMMUNICATIONS ACT OF 1996

     In early February 1996, Congress passed and the President signed the Telecommunications Act of 1996 (the "1996 Act"). The new law is intended to provide a pro-competitive, de-regulatory national policy framework designed to accelerate rapid private sector deployment of advanced telecommunications and information technologies and services to all Americans by opening all telecommunications markets to competition. The FCC has adopted regulations to implement the requirements of the 1996 Act and the intent of Congress. With the passage of the 1996 Act, all cable systems cable programming service tier rates are deregulated as effective competition enters the franchise area, or by March 31, 1999, whichever occurs first.

     IMPACT TO COMPANY

     The rate regulation provisions of the 1992 Act have not had a material adverse effect on the Company's financial condition and results of operations through December 31, 1997. Certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, have the effect of reducing operating margins of the Company.

-------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Over the last several years the Company has received complaints related to its FCC rate filings. Although the Company believes its rates are justified according to the rules and regulations established by the FCC, the Company believes it has adequately reserved for any exposure related to these rate proceedings.

     IMPACT OF THE YEAR 2000 ISSUE
     -----------------------------

     The Company has certain financial, administrative and operational systems which are not Year 2000 compliant. The Company has performed a study to identify those specific systems which require remediation and developed a plan to correct such situations in a timely fashion. The Company's plan is proceeding on target. The plan includes ensuring that those systems for which the Company is dependent on external vendors, such as certain billing systems, will be Year 2000 compliant by the end of 1999 based on the status of external vendors' remediation efforts. For those internal systems that require corrective action, the Company has contracted with its information systems services provider to rewrite the relevant programming code. Finally, the Company is well along on a conversion of its suite of financial systems to a state-of-the-art Oracle system. Such system is expected to ensure Year 2000 compliance in financial applications, enable the Company to process and report its financial transactions more efficiently and provide a greater level of detailed information to facilitate management's analysis which is critical to its business decisions.

     The Company is employing a team approach across its MIS, financial and operational groups in addressing the above issues, as well as utilizing the assistance of external consultants in the case of the Oracle implementation. Such team approach facilitates a consistent progress along plans without disruption of other areas of the business.

     There is no assurance that the Company's plans will continue to progress as intended. The Company estimates that its cost of Year 2000 remediation will not be material.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------    --------------------------------------------

     The consolidated financial statements and supplementary data required under
Item 8 of Part II are set forth in Part IV Item 14 (a)(1) and (a)(2) of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   -----------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     During the two years preceding December 31, 1997, there has been neither a change of accountants of the Registrant nor any disagreements on any matter of accounting principles, practices or financial statement disclosure.

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

     The information required under Item 10 of Part III with respect to the executive officers of the Registrant is set forth at the end of Part I thereof.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     The information required under Item 11 of Part III is set forth in the definitive proxy statement relating to Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to
Section 14 (A) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     The information required under Item 13 of Part III is included in the definitive proxy statement to Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14 (A) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

                              PART IV
                              -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

          DESCRIPTION                                                      PAGE
          -----------                                                      ----
(a)(1)    Financial Statements:
          ---------------------

          Consolidated Statements of Operations for the Years Ended
           December 31, 1997, 1996 and 1995                                F-1
          Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1997, 1996 and 1995                                F-2
          Consolidated Balance Sheets -
           December 31, 1997 and 1996                                      F-3
          Consolidated Statements of Changes in
           Shareholders' Capital Equity for the Years Ended
           December 31, 1997, 1996 and 1995                                F-4
          Notes to Consolidated Financial Statements                       F-5
          Report of Independent Accountants                                F-14

(a)(2)    Financial Statement Schedules:
          ------------------------------

          Valuation and Qualifying Accounts and Reserves
            for the Years Ended December 31, 1997, 1996
            and 1995 (Schedule II)                                         F-15

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

  10.1 Form of Indemnification Agreement between Registrant and UtiliCorp United, Inc. (Incorporated by reference to Exhibit 10.6 of the Form 10 of the Registrant dated May 11, 1989, File No. 0-17750.)

  10.2 Asset Purchase Agreement dated August 14, 1989, between Registrant and C4 Media Cable Investors Limited Partnership and Communications and Cablevision, Inc. (Incorporated by reference to the Form 10-Q of the Registrant for the quarter ended September 30, 1989, File No. 0-17750.)

  10.3 Settlement Agreement and Mutual Release dated April 19, 1995, by and between Communications and Cablevision, Inc. and Mercom, Inc. and Kenneth E. Lahey. (Incorporated by reference to Exhibit 10.12 of the Form 8-K of the Registrant dated May 4, 1995, File No. 0-17750.)

  10.4 Management Agreement dated January 1, 1997, by and between Registrant and C-TEC Cable Systems of Michigan, Inc. (Incorporated by reference to Exhibit 10.9 of the Form 10-K of the Registrant dated December 31, 1996, File No. 0-17750.)

  10.5 Assignment and Assumption Agreement dated September 29, 1997, by and between Cable Michigan, Inc. and Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 10.10 of the Form 10-Q of the Registrant for the quarter ended September 30, 1997, File No. 0-17750.)

  10.6 Amended and Restated Credit Agreement dated September 29, 1997, to Credit Agreement dated as of November 26, 1989 and further amended and restated as of August 16, 1995, by and between Registrant and Cable Michigan, Inc. (Incorporated by reference to Exhibit 10.11 of the Form 10-Q of the Registrant for the quarter ended September 30, 1997, File No. 0-17750.)

  *22.    Subsidiaries of Registrant.

  *24.    Directors' Powers of Attorney.

  *27.    Financial Data Schedule.

Item 14.(b)  Reports on Form 8-K:
             --------------------

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

                                        MERCOM, INC.


Date:  March 31, 1998                   By /s/ David C. McCourt
                                          -------------------------------
                                               David C. McCourt, Chairman
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature               Title                          Date
     ---------               -----                          ----

/s/ David C. McCourt         Chairman                       March 31, 1998
-----------------------      Chief Executive Officer
    David C. McCourt

/s/ Mark Haverkate           President                      March 31, 1998
-----------------------      Chief Operating Officer
    Mark Haverkate

                             Executive Vice President,
/s/ Timothy J. Stoklosa      Chief Financial Officer and    March 31, 1998
-----------------------      Treasurer
    Timothy J. Stoklosa      (Principal Financial Officer)

DIRECTORS:

     /s/ David C. McCourt               March 31, 1998
------------------------------
         David C. McCourt

     /s/ Michael J. Mahoney             March 31, 1998
------------------------------
         Michael J. Mahoney

     /s/ Bruce C. Godfrey               March 31, 1998
------------------------------
         Bruce C. Godfrey

     /s/ Clifford L. Jones              March 31, 1998
------------------------------
         Clifford L. Jones

     /s/ Harold J. Rose, Jr.            March 31, 1998
------------------------------
         Harold J. Rose, Jr.

     /s/ George C. Stephenson           March 31, 1998
------------------------------
         George C. Stephenson

     /s/ Raymond B. Ostroski            March 31, 1998
------------------------------
         Raymond B. Ostroski

                                   FORM 10-K
                               INDEX TO EXHIBITS
                               -----------------

Certain exhibits to this report on Form 10-K have been incorporated by reference. For a list of these and all exhibits, see Item 14 (a)(3) hereof.

The following exhibits are being filed herewith.

Exhibit No.
-----------

22.  Subsidiaries of Registrant.

24.  Directors' Powers of Attorney.

27.  Financial Data Schedule.

MERCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   1997              1996              1995
                                                              ----------        ----------        ----------
SALES                                                         $   16,439        $   15,570        $   13,939
                                                              ----------        ----------        ----------
OPERATING EXPENSES:
   Programming, franchise and other variable costs                 4,803             4,340             3,565
   Operating, marketing and other fixed system costs               4,020             3,878             3,455
   Other general and administrative expenses                       1,517             1,709             1,728
   Depreciation and amortization                                   2,894             3,018             3,022
                                                              ----------        ----------        ----------
       Total operating expenses                                   13,234            12,945            11,770
                                                              ----------        ----------        ----------
       Operating income                                            3,205             2,625             2,169
                                                              ----------        ----------        ----------
OTHER (INCOME) EXPENSES:
   Litigation costs                                                    -               (12)             (188)
   Interest income                                                  (195)             (127)              (83)
   Interest expense                                                1,056             1,227             1,900
   Loss (income) from asset disposal                                  13                37                (7)
   Gain on sale of Mercom of Florida, Inc.                        (2,571)                -                 -
   Other expenses, net                                                39                 -                 -
                                                              ----------        ----------        ----------
       Total other (income) expenses, net                         (1,658)            1,125             1,622
                                                              ----------        ----------        ----------
       Income before income taxes                                  4,863             1,500               547
                                                              ----------        ----------        ----------
INCOME TAX EXPENSE (BENEFITS)                                        665                28                (2)
                                                              ----------        ----------        ----------
       Net income                                             $    4,198        $    1,472        $      549
                                                              ==========        ==========        ==========
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE:

       Net income                                             $     0.88        $     0.31        $     0.16
                                                              ==========        ==========        ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands)          4,787             4,787             3,338
                                                              ==========        ==========        ==========

See accompanying notes to consolidated financial statements.

MERCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS)

                                                                           1997              1996              1995
                                                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income                                                         $    4,198        $    1,472        $      549
      Depreciation                                                            2,603             2,731             2,713
      Amortization                                                              291               287               309
      Deferred income taxes                                                     417                 -                 -
      Loss (income) from asset disposal                                          13                37                (7)
      Net change in certain assets and liabilities:
        Accounts receivable, trade and other, net                              (120)                8                74
        Accounts payable, trade and other                                       (81)              198               582
        Gain on sale of Mercom of Florida, Inc.                              (2,571)                -                 -
        Other assets and liabilities                                           (581)             (630)           (1,854)
                                                                       ------------      ------------      ------------
          Net cash provided by operating activities                           4,169             4,103             2,366
                                                                       ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Expansion, improvements and other                                      (2,614)           (1,585)           (1,701)
      Proceeds from sale of Mercom of Florida, Inc.                           3,496                 -                 -
      Proceeds from asset disposal                                                3                 3                12
                                                                       ------------      ------------      ------------
          Net cash provided by (used in) investing activities                   885            (1,582)           (1,689)
                                                                       ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Repayment of bank loans                                               (17,430)           (1,500)           (6,996)
      Note payable, affiliate                                                14,151                 -                 -
      Net proceeds from the issuance of common stock                              -                 -             8,256
                                                                       ------------      ------------      ------------
          Net cash (used in) provided by financing activities                (3,279)           (1,500)            1,260
                                                                       ------------      ------------      ------------

NET INCREASE IN CASH & TEMPORARY CASH INVESTMENTS                             1,775             1,021             1,937

CASH & TEMPORARY CASH INVESTMENTS, JANUARY 1                                  3,054             2,033                96
                                                                       ------------      ------------      ------------

CASH & TEMPORARY CASH INVESTMENTS, DECEMBER 31                           $    4,829        $    3,054        $    2,033
                                                                       ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the year for:
      Interest                                                           $    1,079        $    1,247        $    2,044
      Taxes                                                              $      120        $       29        $        -

See accompanying notes to consolidated financial statements.

MERCOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1997 AND 1996
(DOLLARS IN THOUSANDS)

ASSETS                                                               1997                  1996
                                                                 ------------          ------------
CASH & TEMPORARY CASH INVESTMENTS                                $    4,829            $    3,054

ACCOUNTS RECEIVABLE:
   Trade, net of reserve for doubtful
     accounts of $49 in 1997 and $36 in 1996                            365                   309
   Other                                                                 93                    60

PREPAID EXPENSES AND OTHER                                              134                   101

DEFERRED INCOME TAXES                                                   341                    --

PROPERTY, PLANT AND EQUIPMENT:
   Cable television distribution plant                               39,730                39,309
   Buildings and land                                                   571                   549
   Furniture, fixtures and vehicles                                   1,911                 1,785
                                                               ------------          ------------
      Total property, plant and equipment                            42,212                41,643
   Accumulated depreciation                                          28,998                27,395
                                                               ------------          ------------
      Net property, plant and equipment                              13,214                14,248
                                                               ------------          ------------
INTANGIBLE ASSETS, NET                                                1,743                 2,079
                                                               ------------          ------------
TOTAL ASSETS                                                     $   20,719            $   19,851
                                                               ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
   Accounts payable, trade                                       $      980            $      828
   Accounts payable, affiliate and related parties                      539                   784
   Other liabilities                                                  1,694                 1,578
   Accrued litigation costs                                           1,450                 2,150
   Deferred income taxes                                                626                    --
   Debt:
    Note payable, affiliate                                          14,151                    --
    Term credit agreement                                                --                17,430
                                                               ------------          ------------
      Total liabilities                                              19,440                22,770
                                                               ------------          ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $100 par value, 150,000 shares authorized, none issued and outstanding at December 31, 1997 and 1996
   Common stock, $1 par value, 5,000,000 shares authorized,
     4,787,060, issued and outstanding at December 31,
     1997 and 1996                                                    4,787                 4,787
   Additional paid-in capital                                        11,374                11,374
   Accumulated deficit                                              (14,882)              (19,080)
                                                               ------------          ------------

      Total shareholders' equity (deficit)                            1,279                (2,919)
                                                               ------------          ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)               $   20,719            $   19,851
                                                               ============          ============

See accompanying notes to consolidated financial statements.

MERCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS)

                                              Common Stock
                                   ------------------------------    Additional                     Total
                                       Issued &                        Paid-in     Accumulated   Shareholders'
                                     Outstanding       Par Value       Capital       Deficit   Equity (Deficit)
                                   --------------   -------------     ---------    ----------- ---------------
BALANCE AT JANUARY 1, 1995                  2,393    $      2,393     $   5,512    $  (21,101)   $    (13,196)

        Net income                              -               -             -           549             549

        Stock rights offering               2,394           2,394         5,862             -           8,256
                                   --------------   -------------     ---------    ----------   -------------
BALANCE AT DECEMBER 31, 1995                4,787           4,787        11,374       (20,552)         (4,391)

        Net income                              -               -             -         1,472           1,472
                                   --------------   -------------     ---------    ----------   -------------
BALANCE AT DECEMBER 31, 1996                4,787           4,787        11,374       (19,080)         (2,919)

        Net income                              -               -             -         4,198           4,198
                                   --------------   -------------     ---------    ----------   -------------
BALANCE AT DECEMBER 31, 1997                4,787    $      4,787     $  11,374    $  (14,882)   $      1,279
                                   ==============   =============     =========    ==========   =============

See accompanying notes to consolidated financial statements.

MERCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   ORGANIZATION

     Mercom, Inc. (the "Company"), is a cable television operator which provides basic, premium and pay-per-view cable programming services to subscribers in three cable systems in southern Michigan. The Michigan systems are operated through Mercom's wholly-owned subsidiary, Communications and Cablevision, Inc. ("CCV"). On July 1, 1997, the Company sold its investment in Mercom of Florida, Inc. ("Mercom of Florida"), which operates a cable system in Port St. Lucie, Florida, approximately 90 miles north of Palm Beach.

     CCV, through its wholly-owned subsidiaries, operates cable television systems serving approximately 39,400 subscribers in Monroe County, Allegan County, Coldwater and Sturgis areas of Michigan. CCV and its subsidiaries have 78 franchise agreements with expiration dates between 1998 and 2015.

     Prior to September 30, 1997, the Company was operated as part of C-TEC Corporation ("C-TEC"). On September 30, 1997, C-TEC distributed 100% of the outstanding shares of common stock of its wholly owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan , Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN, and Cable Michigan. RCN consists primarily of C-TEC's bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long distance operations and its international investment in Megacable, S.A. de C.V. Cable Michigan, Inc. consists of C-TEC's Michigan Cable operations, including its 62% ownership in the Company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The principal accounting policies of the Company and its subsidiaries are summarized below:

     Principles of Consolidation - The consolidated financial statements include
     ---------------------------
     the accounts of the Company and its wholly-owned subsidiary, CCV. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Preparation of Financial Statements - The preparation of financial
     -----------------------------------
     statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Temporary Cash Investments - For the purposes of the Statement
     -----------------------------------
     of Cash Flows, the Company considers all investments purchased with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are stated at cost, which approximates market.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     Accounting for Impairments - The Company follows the provisions of
     ---------------------------
     Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" ("SFAS 121").

     SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the net future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles expected to be held and used is based on the fair value of the asset.

     No impairment losses have been recognized by the Company pursuant to SFAS 121.

     Subscriber Revenue - Revenues from cable programming services are recorded
     ------------------
     in the month the service is provided.

     Advertising Expense - The Company expenses advertising costs as incurred.
     -------------------
     Advertising expense charged to operations was $138, $113 and $123 in 1997, 1996 and 1995, respectively.

     Income Taxes - The Company accounts for income taxes using Statement of
     ------------
     Financial Accounting Standards No. 109 -"Accounting for Income Taxes". The statement requires the use of an asset and liability approach for financial reporting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial reporting basis and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Earnings (Loss) Per Share - The Company has adopted Statement of
     -------------------------
     Financial Accounting Standards No. 128 - "Earnings Per Share" ("SFAS 128"). Basic earnings (loss) per share amounts are computed based on net income
     (loss) divided by the weighted average number of shares of common stock outstanding during the period.

     Diluted earnings (loss) per share amounts are computed based on net income
     (loss) divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The Company does not currently have any convertible securities.

3.   INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31:

                                                   1997    1996
                                                  ------  ------
             Goodwill                             $1,577  $1,589
             Franchise rights and costs            1,632   1,768
             Other                                   853     856
                                                  ------  ------
                Total                              4,062   4,213
             Less accumulated amortization         2,319   2,134
                                                  ------  ------

                Total                             $1,743  $2,079
                                                  ======  ======

     Amortization expense charged to operations in 1997, 1996 and 1995 was $291, $287 and $309, respectively.

     During 1997, due to the sale of its investment in Mercom of Florida, intangible assets which had an original cost of $147 and associated accumulated amortization of $75 were removed from the Company's balance sheet.

4.   INCOME TAXES

     The income tax provision (benefit) consists of the following:

                                                     1997       1996       1995
     Current-
          Federal                                  $  248      $  28     $  (2)
          State                                         -          -         -
                                                   ------      -----     -------
               Total                               $  248      $  28     $  (2)
                                                   ------      -----     ------
     Deferred-
          Federal                                  $  417      $   -     $    -
          State                                         -          -          -
                                                   ------      -----     -------
               Total                               $  417      $   -     $    -
                                                   ------      -----     -------
     Total provision (benefit) for income taxes    $  665      $  28     $   (2)
                                                   ======      =====     =======

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, are as follows:

                                            1997          1996
                                            ----          ----
     Net operating loss carryforwards      $ 1,588       $ 3,532
     Alternative minimum tax credits           141            39
     Reserves                                  275           330
     Other, net                                 66            63
                                            ------        ------
        Total deferred assets                2,070         3,964
                                            ------        ------

     Property, plant and equipment          (2,233)       (2,597)
     Intangible assets                        (122)         (105)
                                            -------       -------
        Total deferred liabilities          (2,355)       (2,702)
                                            -------       -------

             Subtotal                         (285)        1,262
     Valuation allowance                       -          (1,262)
                                            -------       -------
     Total deferred taxes                  $  (285)      $   -
                                            =======       =======

     In the opinion of management, based on the future turnaround of existing temporary differences, primarily depreciation, and its expectations of future operating results, the Company will more likely than not, be able to realize all of its deferred tax assets.

     Due to the sale of its investment in Mercom of Florida, the Company's deferred tax liabilities decreased by $132.

     The net change in the valuation allowance for deferred tax assets during 1997 was a decrease of $1,262, of which $72 related to Mercom of Florida.

     The provision (benefit) for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 34%. The differences are as follows:

                                                    1997        1996         1995
                                                    ----        ----         ----
     Income before provision
       (benefit) for income taxes                $ 4,863      $1,500        $ 547
                                                 =======      ======        =====

     Federal tax provision                        $1,653      $  510        $ 186

     Reduction due to:

     Goodwill                                         36          36           37
     Decrease in valuation allowance              (1,190)       (518)        (256)
     Adjustment to prior years
        amortization                                   -           -           28
     Non-deductible expense                          147           -            -
     Other, net                                       19           -            3
                                                  ------      -------       ------
     Provision (benefit) for income taxes         $  665      $   28        $  (2)
                                                  ======      =======       ======

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


     The Company has the following federal net operating loss carryforwards available:

                               TAX NET
                              OPERATING         EXPIRATION
               YEAR            LOSSES              DATE
               ----            ------              ----
               1991            $  329              2006
               1992            $1,628              2007
               1995            $2,713              2010

     In the current year, the Company was liable for Federal Alternative Minimum Tax (AMT). At December 31, 1997 the cumulative minimum tax credits are $141. This amount can be carried forward indefinitely to reduce regular tax liabilities that exceed the AMT in future years.

5.   DEBT

     Debt consists of the following:

                                          DECEMBER 31,
                                          ------------
                                        1997        1996
                                        ----        ----
       Note Payable, Affiliate        $14,151     $    -
       Term Credit Agreement               -       17,430
                                      -------     -------
          Total Debt                  $14,151     $17,430
                                      =======     =======

In November 1989, the Company entered into a term credit agreement with a bank. In addition, the Company entered into a revolving credit facility in August 1995 of $2,000 with an initial maturity of August 1996, which was amended and extended to August 1997. In August 1997, the revolving credit agreement expired. The Company had no borrowings under the revolving credit agreement in 1996 and 1997.

The term credit agreement was amended several times in order to, among other things, increase borrowings thereunder and to restructure the amortization schedule of the principal repayments.

On September 29, 1997, Cable Michigan purchased and assumed all of the bank's interest in the term credit agreement and the note issued thereunder. As of such date, $14,151 of principal was outstanding. Immediately after the purchase, the term credit agreement was amended in order to, among other things, provide for less restrictive financial covenants, eliminate mandatory amortization of principal and provide for a bullet maturity of principal on December 31, 2002, and remove the change of control event of default. The Company's borrowings under the term credit agreement contain pricing and security provisions substantially the same as those in place prior to the purchase of the loan. The borrowings are secured by a pledge of the stock of the Company's subsidiaries and a first lien on certain of the assets of the Company and its subsidiaries, including inventory, equipment and receivables.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Cable Michigan has the ability, under Cable Michigan's Credit Agreement to lend additional funds, approximately $6,000 up to an aggregate of $20,000, to the Company to meet additional investment and liquidity needs. At December 31, 1997, the Company was in compliance with all covenants associated with the Note Payable.

     The weighted average effective interest rates for all debt at December 31, 1997, and 1996, were 6.7% and 6.5%, respectively. Interest on the Note Payable is paid based on LIBOR plus 1%.

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

7.   EMPLOYEE BENEFIT PLANS

     The Company adopted a 401(k) savings plan on January 1, 1995 covering substantially all employees. Contributions made by the Company to the 401(k) plan are based on a specified percentage of employee contributions. Contributions charged to expense were $39 and $26 in 1997 and 1996, respectively.

     Beginning in 1996, the Company provides short-term disability salary continuance benefits to former or inactive employees who are not retirees. The Company accounts for these benefits under Statement of Financial Accounting Standards No. 112 - "Employers Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the Company to accrue the cost of postemployment benefits over employees' service lives. The Company uses the services of an enrolled actuary to calculate the expense. The net periodic cost for postemployment benefits was $34 and $36 in 1997 and 1996, respectively.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8.   COMMITMENTS AND CONTINGENCIES

a. Total rental expense, primarily office space and pole rental, was $283, $248 and $250 for 1997, 1996 and 1995, respectively. At December 31, 1997, rental commitments under noncancelable leases, excluding annual pole rental commitments of approximately $181 that are expected to continue indefinitely, are as follows:

                1998                              $91
                1999                               78
                2000                               78
                2001                               23
                2002                               13
                Thereafter                        252



b. The Company is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996. The Company has either settled challenges or accrued for anticipated exposures related to rate regulation; however, there is no assurance that there will not be further additional challenges to its rates. The statement of operations for 1997 and 1996 included charges totaling approximately $17 and $170, respectively, relating to cable rate regulation exposures.

c. The Company entered into a management agreement dated January 1, 1997 with Cable Michigan pursuant to which Cable Michigan operates and manages the Company's cable properties. The Management Agreement provides that the Company will pay Cable Michigan: (a) an annual fee equal to the greater of:
     (i) $500 or (ii) a percentage of the Company's annual revenues (ranging from 5% of $10,000 of revenues, as defined, to 4% of revenues in excess of $20,000); and (b) an annual incentive bonus equal to twenty-five percent (25%) of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") as adjusted, during the applicable fiscal year less the base EBITDA of $5,000. See Note 9 (Affiliate and Related Party Transactions) of Notes to Consolidated Financial Statements.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


9.   AFFILIATE AND RELATED PARTY TRANSACTIONS

     The Company entered into a management agreement in 1992 with C-TEC Cable Systems, Inc. ("CCS"), pursuant to which CCS would manage the Company's cable television systems' operations through 1996. The Company was charged $1,398 and $1,204 for this management service in 1996 and 1995, respectively. In 1995, the Company incurred interest of $29 on outstanding management fee obligations owed to C-TEC. Effective January 1, 1997, the Company entered into a management agreement with Cable Michigan. The Company was charged $1,204 in 1997 based on the agreement approved by the Board of Directors. RCN and its subsidiaries also supplied other services not covered by the management agreements for approximately $27, $92 and $121 in 1997, 1996 and 1995, respectively.

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

     The Company sold approximately $81 and $2 of inventory to a C-TEC subsidiary in 1996 and 1995, respectively.

     The Company had accounts payable to RCN of $18 and $783 (primarily management fees) at December 31, 1997 and 1996, respectively.

     The Company had accounts payable to Cable Michigan of $521 (primarily management fees) and $1 at December 31, 1997 and 1996, respectively.

     On September 29, 1997, Cable Michigan assumed all of the bank's interest in the Term Credit Agreement as discussed in Note 5 (Debt).


10.  OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

     The Company places its cash and temporary cash investments with high credit quality financial institutions. The Company does, however, maintain unsecured cash and temporary cash investment balances in excess of federally insured limits.

     Concentrations of credit risk with respect to receivables are limited due to a large customer base throughout Michigan.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


11.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The estimated fair value of the Company's financial instruments are as follows at December 31:

                                                1997                1996
                                                ----                ----
                                        CARRYING    FAIR     CARRYING     FAIR
                                         AMOUNT    VALUE      AMOUNT     VALUE
                                         ------    -----      ------     -----
     Financial assets:
       Cash and temporary cash
        investments                    $ 4,829    $ 4,829   $ 3,054     $ 3,054

     Financial liabilities:
       Floating rate long-term debt:
        Note Payable, Affiliate        $14,151    $14,151   $    -      $    -
        Term Credit Agreement          $    -     $    -    $17,430     $17,430


                     [LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]

                            REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Mercom, Inc.:

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mercom, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ COOPERS & LYBRAND L.L.P.
----------------------------
    Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 13, 1998

                         MERCOM, INC. AND SUBSIDIARIES               SCHEDULE II
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)

COLUMN A                                              COLUMN B           COLUMN C           COLUMN D    COLUMN E
--------                                              --------           --------           --------    --------

                                                                         ADDITIONS
                                                                         ---------

                                                     BALANCE AT      CHARGED      CHARGED               BALANCE AT
                                                    BEGINNING OF    TO COSTS     TO OTHER                 END OF
DESCRIPTION                                            PERIOD      AND EXPENSE   ACCOUNTS   DEDUCTIONS    PERIOD
-----------                                            ------      -----------   --------   ----------    ------
ALLOWANCE FOR DEFERRED TAX ASSETS -
 DEDUCTED FROM DEFERRED TAX ASSETS
 IN THE CONSOLIDATED BALANCE SHEETS.

               1997                                    $1,262            $0         $0        $1,262           $0
               1996                                    $1,780            $0         $0          $518       $1,262
               1995                                    $2,036            $0         $0          $256       $1,780

NON-DEDUCTIBLE EXPENSE - INCLUDED IN LIABILITIES:
 DEFERRED INCOME TAXES IN THE CONSOLIDATED
 BALANCE SHEETS.

               1997                                        $0          $147         $0            $0       $  147
               1996                                        $0            $0         $0            $0           $0
               1995                                        $0            $0         $0            $0           $0

RESERVE FOR DOUBTFUL ACCOUNTS

               1997                                       $36          $147         $0          $134          $49
               1996                                       $25          $177         $0          $166          $36
               1995                                       $23          $107         $0          $105          $25