Form 10-K/A
period 1997-12-31
MERCOM INC
filed 1998-04-30
CIK 850315

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For fiscal year ended   December 31, 1997
                        -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File No. 0-17750
                                 MERCOM, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                   38-2728175
--------------------------------                ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                 Identification No.)


105 Carnegie Center, Princeton, NJ                       08540-6215
----------------------------------                     --------------
(Address of principle executive offices)                 (Zip Code)

Registrant's telephone number including area code:            609-734-3737

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

                   Documents Incorporated by Reference - None
                   -----------------------------------

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-------  --------------------------------------------------



                                                                                                        Director
                                                                                                        --------
    Name of Director         Age                                                                         Since
    ----------------         ---                                                                         -----
    Bruce C. Godfrey          42     Corporate Secretary of the Company since October                    1994
                                     1997 and Executive Vice President and Chief Financial
                                     Officer of the Company from April 1994 to October 1997;
                                     Director, Executive Vice President, Chief Financial
                                     Officer and Corporate Secretary of RCN Corporation
                                     ("RCN") since September 1997; Executive Vice President
                                     and Chief Financial Officer of Commonwealth Telephone
                                     Enterprises, Inc., formerly known as C-TEC Corporation
                                     ("CTE") since April 1994, Director since  1995 and
                                     Corporate Secretary since September 1997; Director and
                                     Corporate Secretary of Cable Michigan, Inc. ("Cable
                                     Michigan") since September 1997; Senior Vice President
                                     and Principal of Daniels and Associates from
                                     January 1984 to April 1994.


    Clifford L. Jones         70     President, Capital Region Economic Development                      1991
                                     Corporation from September 1992 to February 1994.
                                     He also served as President, Pennsylvania Chamber
                                     of Business & Industry from 1983 to 1991.  Mr. Jones
                                     is a Director of Pennsylvania Power & Light, Delta
                                     Development Group, Inc. and Benatec Associates.


    Michael J. Mahoney        47     President and Chief Operating Officer of the Company                1994
                                     from February 1994 to September 1997; President and
                                     Chief Operating Officer, as well as a Director of RCN
                                     since September 1997; Director of CTE since May 1995,
                                     President and Chief Operating Officer from March 1994
                                     to September 1997, Executive Vice President of CTE's
                                     Cable Television Group from June 1991 to February 1994;
                                     and Executive Vice President of the Company from
                                     December 1991 to February 1994.

-------  --------------------------------------------------


                                                                                                        Director
                                                                                                        --------
    Name of Director         Age                                                                         Since
    ----------------         ---                                                                         -----
    David C. McCourt         41      Chairman and Chief Executive Officer of the                          1993
                                     Company since October 1993; Chairman, Director
                                     and Chief Executive Officer of RCN and Chairman,
                                     Director and Chief Executive Officer of Cable
                                     Michigan since September 1997; Chairman, Director
                                     and Chief Executive Officer of CTE since October
                                     1993; President and Director of Level 3 Telecom
                                     Holdings, Inc. ("LTH"); Director of MFS Communications
                                     Company Inc. from July 1990 to December 1996; President
                                     and Director of Metropolitan Fiber Systems/McCourt,
                                     Inc., a subsidiary of MFS Telecom, Inc. since 1988;
                                     Director of Cable Satellite Public Affairs Network
                                     (C-SPAN) since June 1995; Director of WorldCom,
                                     Inc. from December 1996 to March 1998 and Director
                                     of Level 3 Communications, Inc. ("Level 3") since
                                     January 1998.

    Raymond B. Ostroski      43      Director of Cable Michigan since September 1997;                     1994
                                     Executive Vice President and General Counsel
                                     of CTE from February 1995 to September 1997 and
                                     Corporate Secretary of CTE from October 1989 to
                                     September 1997; Executive Vice President and
                                     General Counsel of the Company from February 1995
                                     to September 1997; Vice President and General Counsel
                                     of CTE from December 1990 to February 1995; Vice
                                     President and General Counsel of the Company from
                                     December 1991 to February 1995; and Corporate
                                     Secretary of the Company from December 1991 to
                                     December 1994.

    Harold J. Rose, Jr.      62      Chairman of the Board of Pennsylvania Millers                        1991
                                     Mutual Insurance Company and Director of American
                                     Millers Insurance Company.  He previously was a
                                     partner of RK Associates, a real estate management
                                     consulting firm.  In 1990, Mr. Rose retired from
                                     Merchants Bancorp, Inc. where he served as Chairman
                                     of the Board of both Merchants Bank, N.A. and
                                     Merchants Bank North, both subsidiaries of Merchants
                                     Bancorp, Inc.

    George C. Stephenson     52      Managing Director of PaineWebber, Inc. since                         1991
                                     January 1987.



The information required under Item 10 of Part III with respect to the Executive Officers of the Registrant is set forth at the end of Part I of the Mercom, Inc. Form 10-K for the fiscal year ended December 31, 1997.

Item 11. Executive Compensation
-------- ----------------------

         Except with respect to the Company's management agreement dated January 1, 1997 (the "Management Agreement"), with Cable Michigan, no executive officer of the Company received any compensation for services rendered on behalf of the Company during the fiscal year ended December 31, 1997, see Item 13. Certain Relationships and Related Transactions.


Directors' Compensation

         Each Director of the Company is paid an annual retainer of $6,000, plus $500 for each Board meeting attended during 1997. Committee Chairmen are paid $1,000 for each committee meeting attended while other committee members are paid $500 for each meeting attended. Members of the Executive Committee are not compensated for participating in the meetings of said committee. Directors who are also employees of RCN have authorized the payment of such fees to their employer, RCN Services, Inc. consistent with the terms of their employment with RCN. The following fees were paid in 1997: Clifford L. Jones $12,000; Harold J. Rose, Jr. $13,500; George C. Stephenson $14,500 and RCN Services, $36,000.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-------- --------------------------------------------------------------

Security Ownership of Management

         The following table sets forth the beneficial ownership of the Company's Common Stock, as of April 1, 1998, by each director, the named executive officers and by all persons, as a group, who are currently directors and executive officers of the Company. Each director or executive officer has sole investment and voting power over the shares listed opposite his name except as set forth in the footnotes hereto:



                                               Number of Shares            Percent
         Name of Beneficial Owner             Beneficially Owned          of Class
         -------------------------           -------------------          --------
John J. Gdovin                                      --                       --
Bruce C. Godfrey                                    --                       --
Mark Haverkate                                      --                       --
Clifford L. Jones                                   300                      *
Michael J. Mahoney                                  --                       --
David C. McCourt                                    --(1)                    --
Raymond B. Ostroski                                 4,000                    *
Harold J. Rose, Jr                                  --                       --
George C. Stephenson                                5,000                    *
Timothy J. Stoklosa                                 --                       --
All Directors and Current Executive
Officers as a Group (10 persons)                    9,300                    *


----------------------------
*      Less than 1%.

(1) Excludes 50,000 shares which are owned by Mr. McCourt's wife. Mr. McCourt disclaims beneficial ownership with respect to said shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management,
-------- ---------------------------------------------------------------
Continued


Cable Michigan

         Set forth below is certain information regarding the beneficial ownership of the Common Stock of Cable Michigan as of April 1, 1998, by each director, the named executive officers and by all persons, as a group, who are currently directors and executive officers of the Company. Each director or executive officer has sole investment and voting power over the shares listed opposite his name except as set forth in the footnotes hereto:

 Directors and Named               Number of Shares           Percent of
 Executive Officers                Beneficially Owned (1)     Outstanding Shares
 ------------------                ----------------------     ------------------

 John J. Gdovin (2)                        1,743                   *
 Bruce C. Godfrey (2)                      4,741                   *
 Mark Haverkate (2)                        4,596                   *
 Clifford L. Jones                            --                   *
 Michael J. Mahoney (2)                    4,878                   *
 David C. McCourt (2)(3)                  12,382                   *
 Raymond B. Ostroski                         609                   *
 Harold J. Rose, Jr.                          --                   *
 George C. Stephenson                         --                   *
 Timothy J. Stoklosa                       1,014                   *
 All Directors and Executive
 Officers as a Group                      29,963                   *



(1) Includes forfeitable Matching Shares (as defined below), and Share Units (as defined below).

Item 12. Security Ownership of Certain Beneficial Owners and Management,
-------- ---------------------------------------------------------------

Continued

(2) Under the Cable Michigan Executive Stock Purchase Plan ("ESPP"), participating executive officers who forgo current compensation are credited with Cable Michigan "Share Units", the value of which is based on the value of a share of Cable Michigan Common Stock. ESPP participants who elect to receive Share Units in lieu of current compensation are also credited with restricted "Matching Shares," which vest over a period of 3 years from the grant date, subject to continued employment. Matching Shares, unless forfeited, have voting and dividend rights. (In connection with the Restructuring, Share Units and Matching Shares will be adjusted in an equitable manner.) The holdings indicated include Share Units and Matching Shares. The table below shows, in respect of each named executive officer, the number of shares of Cable Michigan Common Stock purchased outright, Share Units relating to Cable Michigan Common Stock acquired by each named executive officer in lieu of current compensation, and the forfeitable Matching Shares of Cable Michigan Common Stock held by each named executive officer:


                                           Share Units                                        Total Shares
                                           Acquired Under                                     Purchased and
                               Shares      the ESPP In         Total Shares    Restricted     Acquired and
                              Purchased    Lieu of Current     Purchased        Matching      Restricted
                              Outright     Compensation        And Acquired      Shares       Matching Shares
                              ---------    ---------------     ------------    ----------     ---------------
 John J. Gdovin                   677             533             1,210             533            1,743

 Bruce C. Godfrey               1,251           1,745             2,996           1,745            4,741

 Mark Haverkate                 2,392           1,102             3,494           1,102            4,596

 David C. McCourt               2,894           4,744             7,638           4,744           12,382


(3) Includes 56 shares of Cable Michigan Common Stock which are owned by Mr. McCourt's wife. Mr. McCourt disclaims beneficial ownership of such shares. Does not include 3,330,121 shares of Cable Michigan Common Stock held by LTH. David C. McCourt owns 10% of the Common Stock of LTH. The remaining 90% of Common Stock of LTH is owned by Level 3.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

        So far as is known to the Company, as of April 1, 1998 no persons, except those listed below, owned beneficially more than five percent (5%) of the outstanding Common Stock. With respect to the named persons, the following information is based on Schedules 13D, 13G or Form 4 filed with the Securities and Exchange Commission ("SEC"), copies of which were supplied to the Company by said persons. The table below discloses the name and address of such beneficial owners, the total number of shares beneficially owned by each and their percentage of ownership in relation to the total shares outstanding and entitled to vote.

Item 12. Security Ownership of Certain Beneficial Owners and Management,
-------- ---------------------------------------------------------------

Continued


Name and Address of                     Amount and Nature of           Percent
Beneficial Owner                      Beneficial Ownership (1)         of Class
-----------------                    --------------------------       ----------
Cable Michigan, Inc. (2)                     2,964,250                  61.92%
105 Carnegie Center
Princeton, New Jersey 08540

Lappin Capital Management, L.P. (3)           600,951                   12.55%
767 Third Avenue, 16th Floor
New York, New York 10017

--------------------------------

(1) The number of shares stated in this column includes shares owned directly or indirectly, through any contract, arrangement, understanding, relationship or which the indicated beneficial owner otherwise has the power to vote, or direct the voting of, and/or has investment power.

(2) Based on information set forth in Cable Michigan's Schedule 13D filed on September 30, 1997.

(3) Based on information obtained from Form 4 for the Common Stock of the Company filed through December 3, 1997, with the SEC by Lappin Capital Management, L.P. and LBL Group, L.P.


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

Transactions with Management and Certain Concerns

         Effective January 1, 1997, the Company entered into a management agreement with Cable Michigan pursuant to which Cable Michigan would manage the Company's cable television systems' operations. The Company was charged $1,204,000 in 1997 based on the management agreement approved by the Board of Directors. RCN and its subsidiaries also supplied other services not covered by the management agreement for approximately $27,000 in 1997. The new Management Agreement provides that the Company will pay Cable Michigan: (a) an annual fee equal to the greater of: (i) $500,000 or (ii) a percentage of the Company's annual revenues (ranging from 5% of $10 million of revenues, as defined, to 4% of revenues in excess of $20 million); and (b) an annual incentive bonus equal to twenty-five percent (25%) of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") as adjusted, during the applicable fiscal year less the base year EBITDA of $5 million.

         RCN is under common control with Cable Michigan and certain of the Company's officers and directors are also officers and directors of RCN and Cable Michigan.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MERCOM, INC.


Date:    April 30, 1998                 By   /s/ David C. McCourt
                                          ----------------------------
                                                 David C. McCourt, Chairman
                                                 Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signature                    Title                                 Date
         ---------                    -----                                 ----
 /s/ David C. McCourt               Chairman                                April 30, 1998
--------------------------          Chief Executive Officer
    David C. McCourt



 /s/ Mark Haverkate                 President                               April 30, 1998
--------------------------          Chief Operating Officer
    Mark Haverkate


                                    Executive Vice President,
 /s/ Timothy J. Stoklosa            Chief Financial Officer and             April 30, 1998
--------------------------          Treasurer
    Timothy J. Stoklosa             (Principal Financial Officer)