Form 10-K/A
period 1997-12-31
MERCOM INC
filed 1998-05-06
CIK 850315

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



                                               Number of Shares            Percent
         Name of Beneficial Owner             Beneficially Owned          of Class
         -------------------------           -------------------          --------
John J. Gdovin                                      --                       --
Bruce C. Godfrey                                    --                       --
Mark Haverkate                                      --                       --
Clifford L. Jones                                   300                      *
Michael J. Mahoney                                  --                       --
David C. McCourt                                    --(1)                    --
Raymond B. Ostroski                                 4,000                    *
Harold J. Rose, Jr                                  --                       --
George C. Stephenson                                5,000                    *
Timothy J. Stoklosa                                 --                       --
All Directors and Current Executive
Officers as a Group (15 persons)                    9,300                    *


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

 Directors and Named               Number of Shares           Percent of
 Executive Officers                Beneficially Owned (1)     Outstanding Shares
 ------------------                ----------------------     ------------------

 John J. Gdovin (2)                        1,743                   *
 Bruce C. Godfrey (2)                      4,741                   *
 Mark Haverkate (2)                        4,596                   *
 Clifford L. Jones                            --                   *
 Michael J. Mahoney (2)                    4,878                   *
 David C. McCourt (2)(3)                  12,382                   *
 Raymond B. Ostroski                      18,419                   *
 Harold J. Rose, Jr.                          --                   *
 George C. Stephenson                         --                   *
 Timothy J. Stoklosa                       1,014                   *
 All Directors and Executive
 Officers as a Group (15 persons)         47,773                   *

* Less than 1%.

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

                                        MERCOM, INC.


Date:    May 6, 1998                    By   /s/ David C. McCourt
                                          ----------------------------
                                                 David C. McCourt, Chairman
                                                 Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signature                    Title                                 Date
         ---------                    -----                                 ----
 /s/ David C. McCourt               Chairman                                May 6, 1998
--------------------------          Chief Executive Officer
    David C. McCourt



 /s/ Mark Haverkate                 President                               May 6, 1998
--------------------------          Chief Operating Officer
    Mark Haverkate


                                    Executive Vice President,
 /s/ Timothy J. Stoklosa            Chief Financial Officer and             May 6, 1998
--------------------------          Treasurer
    Timothy J. Stoklosa             (Principal Financial Officer)