Form 10-Q
period 1998-03-31
MERCOM INC
filed 1998-05-15
CIK 850315

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1998
                               -------------------------------------------------

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
YES     X              NO
    --------               --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of April 30, 1998.

                       Common Stock          4,787,060 shares


This Form 10-Q consists of 14 sequentially numbered pages.

                         MERCOM, INC. AND SUBSIDIARIES


                                     INDEX


    PART I.   FINANCIAL INFORMATION                                 PAGE NO.


     Item 1.   Financial Statements
                 Condensed Consolidated Balance Sheets -
                 March 31, 1998 and December 31, 1997                  3


               Condensed Consolidated Statements of Operations -
               For the Three Months Ended March 31, 1998
               and 1997                                                4


               Condensed Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1998 and 1997              5

               Notes to Condensed Consolidated Financial Statements    6-8


     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   9-12


    PART II.   OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                        13


               SIGNATURES                                              14

Part 1.  Financial Information

Item 1.  Financial Statements


                   MERCOM, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)
                      (Dollars in Thousands)

                                                                        March 31,    December 31,
                                                                          1998           1997
                                                                        ---------    ------------
ASSETS:

Cash & temporary cash investments                                        $ 5,021      $ 4,829

Accounts receivable:
        Trade, net of reserve for doubtful accounts of $52 and $49 at
           March 31, 1998, and December 31, 1997, respectively               296          365
        Other                                                                 82           93

Prepaid expenses and other                                                   163          134

Deferred income taxes                                                        311          341

Property, plant and equipment                                             42,879       42,212

Less - accumulated depreciation                                           29,453       28,998
                                                                         -------      -------
        Net property, plant and equipment                                 13,426       13,214

Intangible assets - net of accumulated amortization of $2,389 and $2,319
        at March 31, 1998, and December 31, 1997, respectively             1,674        1,743
                                                                         -------      -------

        Total Assets                                                     $20,973      $20,719
                                                                         =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable, trade                                                   $1,164         $980
Accounts payable, affiliate and related parties                              355          539
Other liabilities                                                          1,492        1,694
Accrued litigation costs                                                   1,450        1,450
Deferred income taxes                                                        764          626
Note payable, affiliate                                                   14,151       14,151
                                                                         -------      -------

      Total Liabilities                                                   19,376       19,440
                                                                         -------      -------

SHAREHOLDERS' EQUITY:

Preferred stock, $100 par value, 150,000 shares authorized,
        none issued and outstanding at March 31, 1998,
        and December 31, 1997
Common stock, $1 par value, 5,000,000 shares authorized,
        4,787,060, issued and outstanding at March 31, 1998,
        and December 31, 1997                                              4,787        4,787
Additional paid-in capital                                                11,374       11,374
Accumulated deficit                                                      (14,564)     (14,882)
                                                                         -------      -------

      Total Shareholders' Equity                                           1,597        1,279
                                                                         -------      -------

      Total Liabilities and Shareholders' Equity                         $20,973      $20,719
                                                                         =======      =======

See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)

                                                                    Quarter Ended March 31,
                                                                    -----------------------
                                                                      1998           1997
                                                                      ----           ----
Sales                                                                $4,120         $4,064
                                                                     ------         ------
Cost and expenses                                                     2,643          2,568

Depreciation and amortization                                           727            722
                                                                     ------         ------

        Total operating expenses                                      3,370          3,290
                                                                     ------         ------

        Operating income                                                750            774
                                                                     ------         ------

Other (Income) Expenses:

Interest income                                                         (76)           (42)
Other expense (income)                                                   93            (16)
Interest expense                                                        237            283
                                                                     ------         ------

        Total other expenses, net                                       254            225
                                                                     ------         ------

        Income before income taxes                                      496            549

Provision for income taxes                                              178            152
                                                                     ------         ------

          Net income                                                   $318           $397
                                                                     ======         ======


Basic and diluted earnings per average common share                   $0.07          $0.08
                                                                     ======         ======

Weighted Average Common Shares Outstanding (in thousands)             4,787          4,787
                                                                     ======         ======

See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                               Quarter Ended March 31,
                                                               -----------------------
                                                                 1998          1997
                                                                 ----          ----
Net Cash Provided By Operating Activities                       $1,156          $245
                                                                ------        ------
Cash Flows From Investing Activities
    Expansion, improvements and other                             (964)         (437)
                                                                ------        ------

Cash Flows From Financing Activities
     Repayment of bank loans                                      --            (929)
                                                                ------        ------

Net increase (decrease) in cash & temporary cash investments       192        (1,121)

Cash & temporary cash investments, January 1,                    4,829         3,054
                                                                ------        ------

Cash & temporary cash investments, March 31,                    $5,021        $1,933
                                                                ======        ======
Supplemental Disclosures of Cash Flow Information
    Cash paid during the year for:
        Interest                                                  $235          $372
        Taxes                                                      --            --

See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(1)  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Mercom, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information. The condensed consolidated financial statements should be read in conjunction with the annual statements and notes thereto included in the Company's 1997 Annual Report to the Securities and Exchange Commission on Form 10-K/A. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ended December 31, 1998.

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

(3)  DEBT

Debt consists of the following:

                                      MARCH 31  DECEMBER 31
                                        1998       1997
                                      --------  -----------

Note Payable, Affiliate                $14,151      $14,151
                                       =======  ===========

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

On September 29, 1997, Cable Michigan purchased and assumed all of the bank's interest in the term credit agreement and the note issued thereunder. As of such date, $14,151 of principal was outstanding. Immediately after the purchase, the term credit agreement was amended in order to, among other things, provide for less restrictive financial covenants, eliminate mandatory amortization of principal and provide for a bullet maturity of principal on December 31, 2002, and remove the change of control event of default. The Company's borrowings under the term credit agreement contain pricing and security provisions substantially the same as those in place prior to the purchase of the loan. The borrowings are collateralized by a pledge of the stock of the Company's subsidiaries and a first lien on certain of the assets of the Company and its subsidiaries, including inventory, equipment and receivables.

Cable Michigan has the ability, under Cable Michigan's Credit Agreement, to lend additional funds, approximately $6,000, up to an aggregate of $20,000, to the Company to meet additional capital and liquidity needs. At March 31, 1998, the Company was in compliance with all covenants associated with the Note Payable.

The weighted average effective interest rate for all debt at March 31, 1998 and December 31, 1997, was 6.7%. Interest on the Note Payable is paid based on LIBOR plus 1%.

(4) INCOME TAXES

The provision for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 34% primarily due to the effect of the addback of non-deductible goodwill amortization.

(5) AFFILIATE AND RELATED PARTY TRANSACTIONS

The Company had amounts due to Cable Michigan of $348 and $521 at March 31, 1998, and December 31, 1997, respectively, primarily related to management services and interest on the Note Payable. The Company entered into a management agreement with Cable Michigan, in January 1997, pursuant to which Cable Michigan manages the Company's cable television systems' operations. The management agreement was approved by the Company's Board of Directors.

The Company had amounts due to RCN of $5 and $16 at March 31, 1998, and December 31, 1997, respectively, primarily for billing and customer service related expenses.

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

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K/A. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report is forward looking, such as information relating to future capital expenditures, the effect of rate increases and the effects of future regulation and competition. Such forward looking information involves important risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements made by, or on behalf of, Mercom. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments, franchise related matters, market conditions that may adversely affect the availability of debt and equity financing and changes in the competitive environment in which the Company operates.

RESULTS OF OPERATIONS

For the three months ended March 31, 1998, the Company had net income of $318 as compared to $397 net income for the comparable period in 1997. This represents a decrease of $79 or $0.01 per average common share for the three month period.

Sales for the three months ended March 31, 1998, increased by $56 or 1.4%, over the comparable period in 1997. This increase is primarily due to increased basic service revenue of approximately $140. Approximately $104 of the basic service revenue increase is due to approximately 1,300 additional average basic subscribers per month in 1998 compared to the same period in 1997. Also contributing to the increase in 1998 is approximately $45 in advertising and pay-per-view revenues. These increases are partially offset by a decrease in sales of $139 from 1997, due to the sale of the Company's investment in Mercom of Florida in July 1997.

Total costs and expenses for the three month period ended March 31, 1998, increased by $75 or 2.9% compared to the same period in 1997. Excluding costs of Mercom of Florida in 1997, expenses increased by $162 or 6.5%. The increase for the three month period was primarily the result of higher programming costs of approximately $183, exclusive of Mercom of Florida. These costs are directly related to additional customers, new channels and higher programming rates from suppliers.

Other expenses, excluding interest, increased $109 for the three month period ended March 31, 1998, compared to the same period in 1997. The increase is due primarily to a loss of approximately $93 from the retirement of plant as a result of a system upgrade.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


RESULTS OF OPERATIONS, CONTINUED

Interest expense for the three month period ended March 31, 1998, decreased by $46 or 16.3% as compared to the same period in 1997. The decrease in the average outstanding debt between the comparable periods was the primary reason for the decrease in interest expense. The Company's future interest expense is subject to fluctuations in the market rate of interest, and accordingly, there is no assurance that the Company's current level of interest expense is indicative of future trends.

LIQUIDITY AND CAPITAL RESOURCES

Cash and temporary cash investments were $5,021, at March 31, 1998, as compared to $4,829 at December 31, 1997. The increase in cash of $192 is primarily attributed to cash provided from operations of $1,156 offset by capital expenditures for the three month period of $964.

The Company expects to be able to continue to manage its costs and increase its revenues through the offering of new products, the expansion of its territories and when appropriate, rate increases. The 1997 rate increase provided approximately $700 in additional annualized revenues, subject to a final decision by the Federal Communications Commission (the "FCC") with respect to this rate increase, of which no assurances can be given. In March 1998, the Company commenced basic rate increase notifications to all subscribers for rate increases which were implemented in May 1998. The 1998 rate increase is expected to provide an estimated additional $775 in annualized revenues based on the average number of subscribers budgeted for 1998. All rate increases are implemented according to the rules and regulations established by the FCC.

In September 1997, Cable Michigan assumed all of the bank's interest in the Company's Credit Agreement (Note 3). Immediately after the assumption of the Credit Agreement by Cable Michigan, the Note Payable was amended and restated. The Note Payable contains the same pricing and collateral provisions as were previously in place with the Credit Agreement. The amendments to the Note Payable provides for less restrictive financial covenants and the elimination of mandatory principal repayments prior to December 31, 2002. The Note Payable to Cable Michigan matures with a balloon payment on December 31, 2002. The Company's Note Payable to Cable Michigan at March 31, 1998, was $14,151. The Company was in compliance with all of the terms of its Note Payable at March 31, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

The Note Payable provides for increased borrowing capacity as the Company
continues to invest in the upgrade of its facilities.   The Company's
construction budget is estimated to be $8,393 in 1998. The 1998 construction budget includes capital expenditures necessary to upgrade system capacity and network reliability. Cable Michigan has the ability, under Cable Michigan's Credit Agreement, to lend additional funds, approximately $6,000, up to an aggregate of $20,000, to the Company. The Company believes its cash on hand, cash generated from operations and credit availability will be sufficient to meet its liquidity requirements, prior to maturity of the Note Payable, but there are no assurances in this regard.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

IMPACT TO COMPANY

The rate regulation provisions of the 1992 Act have not had a material adverse effect on the Company's financial condition and results of operations through March 31, 1998. Certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, have the effect of reducing operating margins of the Company.

Over the last several years the Company has received complaints related to its FCC rate filings. Although the Company believes its rates are justified according to the rules and regulations established by the FCC, the Company believes it has adequately reserved for any exposure related to these rate proceedings.

PART II.  OTHER INFORMATION


ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a). Exhibits

     (27)   Financial Data Schedule

(b). Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 1998.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MERCOM, INC.



     DATE:  May 15, 1998            /s/ Timothy J. Stoklosa
                                    -----------------------
                                    Timothy J. Stoklosa
                                    Executive Vice President,
                                    Chief Financial Officer and
                                    Treasurer