Form 10-Q
period 1998-06-30
MERCOM INC
filed 1998-08-14
CIK 850315

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1998
                              -------------------
                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                                -------------------------
Commission file number                  0-17750
                                -------------------------

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

                               105 Carnegie Center
                        Princeton, New Jersey 08540-6215
                    ----------------------------------------
                    (Address of principle executive offices)
                                   (Zip Code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of July 31, 1998.

                    Common Stock          4,787,060 shares

This Form 10-Q consists of 15 sequentially numbered pages.

                         MERCOM, INC. AND SUBSIDIARIES


                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.


   Item 1.        Financial Statements
                     Condensed Consolidated Balance Sheets -
                     June 30, 1998 and December 31, 1997                    3


                     Condensed Consolidated Statements of Operations - Quarters and Six Months Ended June 30, 1998
                     and 1997                                               4


                     Condensed Consolidated Statements of Cash Flows -
                     Six Months Ended June 30, 1998 and 1997                5

                     Notes to Condensed Consolidated Financial Statements   6-8


   Item 2.        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    9-13

PART II. OTHER INFORMATION

   Item 6.        Exhibits and Reports on Form 8-K                          14


                  SIGNATURES                                                15

Part 1.  Financial Information

Item 1.  Financial Statements


                          MERCOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                                   June 30,       December 31,
                                                                                                    1998              1997
                                                                                                -------------    ---------------
ASSETS:

Cash & temporary cash investments                                                                     $5,766             $4,829

Accounts receivable:
        Trade, net of reserve for doubtful accounts of $81 and $49 at
           June 30, 1998, and December 31, 1997, respectively                                            351                365
        Other                                                                                             68                 93

Prepaid expenses and other                                                                               108                134

Deferred income taxes                                                                                    253                341

Property, plant and equipment                                                                         43,366             42,212

Less - accumulated depreciation                                                                       29,930             28,998
                                                                                                -------------    ---------------

        Net property, plant and equipment                                                             13,436             13,214

Intangible assets - net of accumulated amortization of $2,457 and $2,319
        at June 30, 1998, and December 31, 1997, respectively                                          1,605              1,743
                                                                                                -------------    ---------------

        Total Assets                                                                                 $21,587            $20,719
                                                                                                =============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable, trade                                                                               $1,250               $980
Accounts payable, affiliate and related parties                                                          491                539
Other liabilities                                                                                      1,551              1,694
Accrued litigation costs                                                                               1,450              1,450
Deferred income taxes                                                                                    942                626
Note payable, affiliate                                                                               14,151             14,151
                                                                                                -------------    ---------------

      Total Liabilities                                                                               19,835             19,440
                                                                                                -------------    ---------------

SHAREHOLDERS' EQUITY:

Preferred stock, $100 par value, 150,000 shares authorized, none issued and outstanding at June 30, 1998, and December 31, 1997
Common stock, $1 par value, 5,000,000 shares authorized,
        4,787,060, issued and outstanding at June 30, 1998, and December 31, 1997                      4,787              4,787
Additional paid-in capital                                                                            11,374             11,374
Accumulated deficit                                                                                  (14,409)           (14,882)
                                                                                                -------------    ---------------

      Total Shareholders' Equity                                                                       1,752              1,279
                                                                                                -------------    ---------------

      Total Liabilities and Shareholders' Equity                                                     $21,587            $20,719
                                                                                                =============    ===============

See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)



                                                                       Quarter Ended June 30,             Six Months Ended June 30,
                                                                    -------------------------             --------------------------

                                                                     1998               1997              1998                1997
                                                                    -------           -------           -------             -------
Sales                                                               $ 4,387           $ 4,232           $ 8,507             $ 8,296
                                                                    -------           -------           -------             -------

Costs and expenses                                                    2,725             2,599             5,368               5,167
Non-recurring charges                                                   300               --                300                 --
Depreciation and amortization                                           731               735             1,458               1,457
                                                                    -------           -------           -------             -------

        Total operating expenses                                      3,756             3,334             7,126               6,624
                                                                    -------           -------           -------             -------

        Operating income                                                631               898             1,381               1,672
                                                                    -------           -------           -------             -------

Other (Income) Expenses:

Interest income                                                         (74)              (37)             (150)                (79)

Other expense                                                            62                54               155                  38
Interest expense                                                        239               284               476                 567
                                                                    -------           -------           -------             -------

        Total other expenses, net                                       227               301               481                 526
                                                                    -------           -------           -------             -------

        Income before income taxes                                      404               597               900               1,146

Provision (benefit) for income taxes                                    249              (133)              427                  19
                                                                    -------           -------           -------             -------

          Net income                                                $   155           $   730           $   473             $ 1,127
                                                                    =======           =======           =======             =======


Basic and diluted earnings per average common share                 $  0.03           $  0.15           $  0.10             $  0.24
                                                                    =======           =======           =======             =======

Weighted Average Common Shares Outstanding (in thousands)             4,787             4,787             4,787               4,787
                                                                    =======           =======           =======             =======






See accompanying notes to condensed consolidated financial statements.

                          MERCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                               Six Months Ended June 30,
                                                                                             ----------------------------
                                                                                                  1998           1997
                                                                                                 ------         ------
Net Cash Provided By Operating Activities                                                          $2,636         $1,781
                                                                                             -------------  -------------
Cash Flows From Investing Activities
    Expansion, improvements and other                                                              (1,699)          (854)
                                                                                             -------------  -------------
Cash Flows From Financing Activities
     Repayment of bank loans                                                                           --         (1,367)
                                                                                             -------------  -------------

Net increase (decrease) in cash & temporary cash investments                                          937           (440)

Cash & temporary cash investments, January 1,                                                       4,829          3,054
                                                                                             -------------  -------------

Cash & temporary cash investments, June 30,                                                        $5,766         $2,614
                                                                                             =============  =============
Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
        Interest                                                                                     $476           $658
        Taxes                                                                                         $26            $23

See accompanying notes to condensed consolidated financial statements.

                          MERCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Except Per Share Data)


(1)  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Mercom, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information. The condensed consolidated financial statements should be read in conjunction with the annual statements and notes thereto included in the Company's 1997 Annual Report to the Securities and Exchange Commission on Form 10-K, including any amendments thereto. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ended December 31, 1998.

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


(3)  DEBT

Debt consists of the following:

                                         June 30                 December 31
                                          1998                       1997
                                         --------               -------------

Note Payable, Affiliate                  $ 14,151                 $ 14,151
                                         ========                 ========

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

Cable Michigan has the ability, under Cable Michigan's Credit Agreement, to lend additional funds, approximately $6,000, up to an aggregate of $20,000, to the Company to meet additional capital and liquidity needs. At June 30, 1998, the Company was in compliance with all covenants associated with the Note Payable.

The effective interest rate for debt at June 30, 1998 and December 31, 1997, was 6.7%. Interest on the Note Payable is paid based on LIBOR plus 1%.

(4) INCOME TAXES

The provision for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 34% primarily due to the effect of non-deductible goodwill amortization and non-deductible expenses associated with the potential acquisition of the minority shares of the Company.

(5) AFFILIATE AND RELATED PARTY TRANSACTIONS

The Company had amounts due to Cable Michigan of $484 and $521 at June 30, 1998, and December 31, 1997, respectively, primarily related to management services and interest on the Note Payable. The Company entered into a management agreement with Cable Michigan, in January 1997, pursuant to which Cable Michigan manages the Company's cable television systems' operations. The management agreement was approved by the Company's Board of Directors.

The Company had amounts due to RCN of $5 and $16 at June 30, 1998, and December 31, 1997, respectively, primarily for billing and customer service related expenses.

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

(7) PENDING CABLE MICHIGAN AGREEMENT AND PLAN OF MERGER

On June 3, 1998, Cable Michigan entered into an Agreement and Plan of Merger (the "Agreement") among Cable Michigan, Avalon Cable of Michigan Holdings, Inc. ("Avalon Holdings") and Avalon Cable of Michigan, Inc. ("Avalon Sub"), pursuant to which Avalon Sub will merge into Cable Michigan and Cable Michigan will become a wholly owned subsidiary of Avalon Holdings (the "Merger").

In accordance with the terms of the Agreement, each share of common stock, par value $1.00 per share ("Common Stock"), of Cable Michigan outstanding prior to the effective time of the Merger (other than treasury stock, shares owned by Avalon Holdings or its subsidiaries, or shares as to which dissenters' rights have been exercised) shall be converted into the right to receive $40.50 in cash (the "Merger Consideration"), subject to certain possible closing adjustments. The Merger is subject to customary conditions, including the approval of the Cable Michigan shareholders and the receipt of required regulatory approvals. There can be no assurances that any transaction will be consummated.

Pursuant to a Voting Agreement, dated as of June 3, 1998 (the "Voting Agreement"), Level 3 Telecom Holdings, Inc. ("LTTH"), which owns approximately 48% of the shares of Common Stock of Cable Michigan, has agreed, among other things, to vote all its shares of Common Stock in favor of the Agreement at any meeting of the stockholders of Cable Michigan.

On June 4, 1998, Cable Michigan made a proposal to the Board of Directors of the Company, to acquire the outstanding shares of the Company that Cable Michigan does not already own at a price of $11.00 per share. The Company has established a special committee composed of independent directors to evaluate the proposal.

On August 12, 1998, Avalon Cable authorized Cable Michigan to increase to $12.00 per share, the price of the Cable Michigan proposal for the acquisition of the outstanding shares of the Company that Cable Michigan does not already own.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K, including any amendments thereto. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report is forward looking, such as information relating to future capital expenditures, the effect of rate increases and the effects of future regulation and competition. Such forward looking information involves important risks and uncertainties that could significantly affect expected results in the future differently than expressed in any forward-looking statements made by, or on behalf of, Mercom. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments, franchise related matters, market conditions that may adversely affect the availability of debt and equity financing and changes in the competitive environment in which the Company operates.

Results of Operations

For the three months ended June 30, 1998, the Company had net income of $155 as compared to $730 net income for the comparable period in 1997. The Company's net income for the six months ended June 30, 1998 decreased by $654 to $473 from net income of $1,127 for the comparable period in 1997. The decreases represent a reduction of $.12 and $.14 per average common share for the three and six month periods, respectively.

Sales for the three and six month periods ended June 30, 1998, increased by $155 or 3.7% and $211 or 2.5%, respectively, over the comparable periods in 1997. Excluding the sales from Mercom of Florida, which was sold in July 1997, of $143 and $282 for the three and six month periods, respectively, sales increased by $298 or 7.3% and $493 or 6.2%, for the three and six month periods ended June 30, 1998, respectively. The increases are primarily due to increased basic service revenue of approximately $269 and $410 for the three and six month periods, respectively. The following two factors were responsible for the increase in basic service revenue. A basic service rate increase in May 1998 contributed approximately $152 and $189, respectively, for the three and six month periods ended June 30, 1998 and an additional 1,400 average basic subscribers per month during the first six months of 1998 compared to the same period in 1997 generated approximately $117 and $221, for the three and six month periods, respectively. Also contributing to the increase in sales in 1998 is approximately $18 and $72 in advertising, pay-per-view and premium revenues for the three and six month periods, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)

Results of Operations, continued

Total costs and expenses for the three and six month periods ended June 30, 1998, increased by $126 or 4.8% and $201 or 3.9%, respectively, when compared to the same periods in 1997. Excluding costs from Mercom of Florida in 1997, expenses increased by $216 or 8.6% and $378 or 7.6%, for the three and six month periods ended June 30, 1998, respectively. The increase for the three and six month periods was primarily the result of higher programming costs of approximately $116 and $299, respectively, exclusive of Mercom of Florida. These costs are directly related to additional customers, new channels and higher programming rates from suppliers. In addition, increases in salaries and benefits of $39 and $58, respectively, exclusive of Mercom of Florida, contributed to the increases over the same periods in 1997.

Non-recurring charges of $300 were recorded in the second quarter of 1998. These charges pertain to outside consultants authorized by a special committee composed of independent directors of the Company to prepare a fairness opinion on the proposal to acquire the outstanding shares of Mercom that Cable Michigan does not already own (Note 7).

Other expenses in 1998 are primarily losses of $61 and $154 for the three and six month periods, respectively, from the retirement of plant as a result of system upgrades.

Interest expense for the three and six month periods ended June 30, 1998, decreased by $45 or 15.8% and $91 or 16.0%, respectively, as compared to the same periods in 1997. The decrease in the average outstanding debt between the comparable periods was the primary reason for the decrease in interest expense. The Company's future interest expense is subject to fluctuations in the market rate of interest, and accordingly, there is no assurance that the Company's current level of interest expense is indicative of future trends.

Income tax provision for the three and six month periods ended June 30, 1998, increased by $382 and $408, respectively, as compared to the same periods in 1997. The increase is due to the utilization of net operating losses for the period ended June 30, 1997, for which a valuation allowance had been established and which was correspondingly reversed. For the period ended June 30, 1998, no such valuation allowance existed.

Liquidity and Capital Resources

Cash and temporary cash investments were $5,766, at June 30, 1998, as compared to $4,829 at December 31, 1997. The increase in cash of $937 is attributed to cash provided from operations of $2,636 offset by capital expenditures for the six month period of $1,699.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)

Liquidity and Capital Resources, continued

The Company expects to be able to continue to manage its costs and increase its revenues through the offering of new products, the expansion of its territories and when appropriate, rate increases. The 1998 rate increase, implemented in May 1998, is expected to provide an estimated additional $775 in annualized revenues based on the average number of subscribers forecasted for 1998. All rate increases are subject to a final decision by the Federal Communications Commission (the "FCC") with respect to these rate increases, of which no assurances can be given.

In September 1997, Cable Michigan assumed all of the bank's interest in the Company's Credit Agreement (Note 3). Immediately after the assumption of the Credit Agreement by Cable Michigan, the Note Payable was amended and restated. The Note Payable contains the same pricing and collateral provisions as were previously in place with the Credit Agreement. The amendments to the Note Payable provide for less restrictive financial covenants and the elimination of mandatory principal repayments prior to December 31, 2002. The Note Payable to Cable Michigan matures with a balloon payment on December 31, 2002. The Company's Note Payable to Cable Michigan at June 30, 1998, was $14,151. The Company was in compliance with all of the terms of its Note Payable at June 30, 1998.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)

Liquidity and Capital Resources, continued

On June 3, 1998, Cable Michigan entered into an Agreement and Plan of Merger (the "Agreement") among Cable Michigan, Avalon Cable of Michigan Holdings, Inc. ("Avalon Holdings") and Avalon Cable of Michigan, Inc. ("Avalon Sub"), pursuant to which Avalon Sub will merge into Cable Michigan and Cable Michigan will become a wholly owned subsidiary of Avalon Holdings (the "Merger").

In accordance with the terms of the Agreement, each share of common stock, par value $1.00 per share ("Common Stock"), of Cable Michigan outstanding prior to the effective time of the Merger (other than treasury stock, shares owned by Avalon Holdings or its subsidiaries, or shares as to which dissenters' rights have been exercised) shall be converted into the right to receive $40.50 in cash (the "Merger Consideration"), subject to certain possible closing adjustments. The Merger is subject to customary conditions, including the approval of the Cable Michigan shareholders and the receipt of required regulatory approvals. There can be no assurances that any transaction will be consummated.

Pursuant to a Voting Agreement, dated as of June 3, 1998 (the "Voting Agreement"), Level 3 Telecom Holdings, Inc. ("LTTH"), which owns approximately 48% of the shares of Common Stock of Cable Michigan, has agreed, among other things, to vote all its shares of Common Stock in favor of the Agreement at any meeting of the stockholders of Cable Michigan.

On June 4, 1998, Cable Michigan made a proposal to the Board of Directors of the Company, to acquire the outstanding shares of the Company that Cable Michigan does not already own at a price of $11.00 per share. The Company has established a special committee composed of independent directors to evaluate the proposal.

On August 12, 1998, Avalon Cable authorized Cable Michigan to increase to $12.00 per share, the price of the Cable Michigan proposal for the acquisition of the outstanding shares of the Company that Cable Michigan does not already own.

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

Impact to Company

The rate regulation provisions of the 1992 Act have not had a material adverse effect on the Company's financial condition and results of operations through June 30, 1998. Certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, have the effect of reducing operating margins of the Company.

Over the last several years the Company has received complaints related to its rate filings. Although the Company believes its rates are justified according to the rules and regulations established by the FCC, the Company believes it has adequately reserved for any exposure related to these rate proceedings.

In the second quarter of 1998, the FCC adopted and released two orders stating that the rates charged by the Company for its two cable programming service tiers, effective through January 31, 1998 are reasonable. Accordingly, reserves established for rate complaints relating to these two cable programming service tiers have been reversed in the second quarter 1998 in the amount of approximately $40.

Competition

Competition for the Company's services traditionally has come from a variety of providers including broadcast television, video cassette recorders, overbuilders and home satellite dishes. The Company has eight franchises within its service areas where other cable television providers have commenced cable programming operations. In addition, the Board of Public Utilities of a ninth franchised area has begun construction and as of July 1998, has activated a portion of its network. To date, the nine competitive communities have the ability to serve 11% of the homes passed by the Company's network, with the potential of increasing to 17% upon completion of the ninth community's network.

Part II.  Other Information





Item 6.           Exhibits and Reports on Form 8-K

(a).     Exhibits
         (27)      Financial Data Schedule
(b).     Reports on Form 8-K

On June 16, 1998, Mercom, Inc. (the "Company") filed an 8-K. On June 3, 1998, Cable Michigan, Inc. ("Cable Michigan") entered into an Agreement and Plan of Merger dated as of that date (the "Agreement") among Cable Michigan, Avalon Cable of Michigan Holdings, Inc. ("Avalon Holdings") and Avalon Cable of Michigan, Inc. ("Avalon Sub"). Pursuant to the Agreement, and subject to the terms and conditions set forth therein, Avalon Sub will merge into Cable Michigan and Cable Michigan will become a wholly owned subsidiary of Avalon Holdings (the "Merger"). The Company understands that ABRY Partners, Inc., a Boston-based private equity fund that invests primarily in media and communications businesses, is the principal investor in Avalon Holdings.

As permitted by the Agreement, on June 4, 1998, Cable Michigan made a proposal to the Board of Directors of the Company, in which Cable Michigan holds a 62% interest, to acquire the outstanding shares of the Company that Cable Michigan does not already own at a price of $11.00 per share. The Company has established a special committee composed of independent directors to evaluate the proposal. There can be no assurances that any transaction will be agreed upon or that any transaction will take place.

Subsequent to the filing of the Form 8-K, on August 12, 1998, Avalon Cable authorized Cable Michigan to increase to $12.00 per share, the price of the Cable Michigan proposal for the acquisition of the outstanding shares of the Company that Cable Michigan does not already own.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MERCOM, INC.



      DATE:  August 14, 1998                      /s/ Timothy J. Stoklosa
                                                  -----------------------
                                                  Timothy J. Stoklosa
                                                  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Treasurer