Form 10-Q
period 1998-09-30
MERCOM INC
filed 1998-11-16
CIK 850315

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998
                               -------------------------------------

                                        OR

( )               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               -------------------------------------

Commission file number                   0-17750
                      ----------------------------------------------

                                 MERCOM, INC.
--------------------------------------------------------------------
            (Exact name or registrant as specified in its charter)

         Delaware                                      38-2728175
--------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                       201 East 69th Street, Suite PH-G
                         New York, New York   10021
                        --------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (212) 421-0600
              --------------------------------------------------
              (Registrant's telephone number including area code)

---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X          NO
       ---            -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of October 31, 1998.

                    Common Stock          4,787,060 shares


This Form 10-Q consists of 17 sequentially numbered pages.

                         MERCOM, INC. AND SUBSIDIARIES


                                     INDEX


PART I.  FINANCIAL INFORMATION                               PAGE NO.


 Item 1. Financial Statements
          Condensed Consolidated Balance Sheets -
          September 30, 1998 and December 31, 1997              3


          Condensed Consolidated Statements of Operations -
          Quarters and Nine Months Ended September 30, 1998
            and 1997                                            4


          Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1998 and 1997         5


          Notes to Condensed Consolidated Financial Statements  6-9


 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   10-15

PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                       16


         SIGNATURES                                             17

Part 1.  Financial Information

Item 1.  Financial Statements

                         MERCOM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                                   September 30,           December 31,
                                                                                      1998                    1997
                                                                                   ------------           ------------
ASSETS:
Cash & temporary cash investments                                                      $6,115                 $4,829

Accounts receivable:
        Trade, net of reserve for doubtful accounts of $84 and $49 at
           September 30, 1998, and December 31, 1997, respectively                        323                    365
        Other                                                                              55                     93

Prepaid expenses and other                                                                138                    134

Deferred income taxes                                                                     264                    341

Property, plant and equipment                                                          44,110                 42,212

Less - accumulated depreciation                                                        30,458                 28,998
                                                                                     --------               --------
        Net property, plant and equipment                                              13,652                 13,214

Intangible assets - net of accumulated amortization of $2,525 and $2,319
        at September 30, 1998, and December 31, 1997, respectively                      1,537                  1,743
                                                                                     --------               --------
        Total Assets                                                                  $22,084                $20,719
                                                                                     ========               ========
LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable, trade                                                                $1,525                   $980
Accounts payable, affiliate and related parties                                           850                    539
Other liabilities                                                                       1,614                  1,694
Accrued litigation costs                                                                  750                  1,450
Deferred income taxes                                                                   1,140                    626
Note payable, affiliate                                                                14,151                 14,151
                                                                                     --------               --------
      Total Liabilities                                                                20,030                 19,440
                                                                                     --------               --------
SHAREHOLDERS' EQUITY:

Preferred stock, $100 par value, 150,000 shares authorized,
        none issued and outstanding at September 30, 1998, and
        December 31, 1997
Common stock, $1 par value, 5,000,000 shares authorized,
        4,787,060, issued and outstanding at September 30, 1998,
        and December 31, 1997                                                           4,787                  4,787
Additional paid-in capital                                                             11,374                 11,374
Accumulated deficit                                                                   (14,107)               (14,882)
                                                                                     --------               --------
      Total Shareholders' Equity                                                        2,054                  1,279
                                                                                     --------               --------
      Total Liabilities and Shareholders' Equity                                      $22,084                $20,719
                                                                                     ========               ========

See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Quarter Ended Sept 30,          Nine Months Ended Sept 30,
                                                        ----------------------          -------------------------

                                                              1998      1997                1998        1997
                                                              ----      ----                ----        ----
Sales                                                       $4,387    $4,103             $12,894     $12,399
                                                          --------    ------             -------     -------
Costs and expenses                                           2,886     2,595               8,254       7,762
Non-recurring charges                                           49        -                  349          -
Depreciation and amortization                                  748       709               2,206       2,166
                                                          --------    ------             -------     -------
        Total operating expenses                             3,683     3,304              10,809       9,928
                                                          --------    ------             -------     -------
        Operating income                                       704       799               2,085       2,471
                                                          --------    ------             -------     -------
Other (Income) Expenses:

Interest income                                                (82)      (52)               (232)       (131)
Other expense                                                   39        16                 194          54
Interest expense                                               242       245                 718         812
Gain on sale of Mercom of Florida, Inc.                         -     (2,571)                 -       (2,571)
                                                          --------    ------             -------     -------
        Total other expenses (income), net                     199    (2,362)                680      (1,836)
                                                          --------    ------             -------     -------
        Income before income taxes                             505     3,161               1,405       4,307

Provision for income taxes                                     203       461                 630         480
                                                          --------    ------             -------     -------
          Net income                                          $302    $2,700                $775      $3,827
                                                          ========    ======             =======     =======

Basic and diluted earnings per average common share          $0.06     $0.56               $0.16       $0.80
                                                          ========    ======             =======     =======
Weighted Average Common Shares Outstanding (in thousands)    4,787     4,787               4,787       4,787
                                                          ========    ======             =======     =======

See accompanying notes to condensed consolidated financial statements.

                         MERCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                                   Nine Months Ended Sept 30,
                                                                                 ----------------------------
                                                                                 1998                    1997
                                                                                 ----                    ----
Net Cash Provided By Operating Activities                                      $3,921                  $2,652
                                                                              -------                 -------

Cash Flows From Investing Activities
    Expansion, improvements and other                                          (2,635)                 (1,910)
    Proceeds from sale of Mercom of Florida, Inc.                                  --                   3,496
                                                                              -------                 -------
Net cash (used in) provided by investing activities                            (2,635)                  1,586

Cash Flows From Financing Activities
     Repayment of bank loans                                                       --                 (17,430)
     Note payable, affiliate                                                       --                  14,151
                                                                              -------                 -------
Net cash used in financing activities                                              --                  (3,279)
                                                                              -------                 -------

Net increase in cash & temporary cash investments                               1,286                     959


Cash & temporary cash investments, January 1,                                   4,829                   3,054
                                                                              -------                 -------

Cash & temporary cash investments, September 30,                               $6,115                  $4,013
                                                                              =======                 =======
Supplemental Disclosures of Cash Flow Information
    Cash paid during the year for:
        Interest                                                                 $476                    $916
        Taxes                                                                     $38                     $23

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


(3)  DEBT

Debt consists of the following:

                                 September 30      December 31
                                    1998              1997
                                    ----              ----

Note Payable, Affiliate           $14,151           $14,151
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

On November 6, 1998, Avalon Cable of Michigan Holdings, Inc. ("Avalon Holdings"), a subsidiary of Avalon Cable Holdings, LLC, acquired Cable Michigan pursuant to a merger agreement dated June 3, 1998 through the merger of its subsidiary, Avalon Cable of Michigan, Inc. ("Avalon Sub"), into Cable Michigan. Cable Michigan was the surviving corporation of such merger and changed its name to "Avalon Cable of Michigan, Inc."

Avalon Sub has the ability, subject to certain limitations and restrictions, under Avalon Sub's Credit Agreement, to lend additional funds to the Company to meet additional capital and liquidity needs. At September 30, 1998, the Company was in compliance with all covenants associated with the Note Payable.

The effective interest rate for debt at September 30, 1998 and December 31, 1997, was 6.7%. Interest on the Note Payable is paid based on LIBOR plus 1%.

(4) INCOME TAXES

The provision for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 34% primarily due to the effect of non-deductible goodwill amortization and non-deductible expenses associated with the potential acquisition of the minority shares of the Company.

(5) AFFILIATE AND RELATED PARTY TRANSACTIONS

The Company had amounts due to Cable Michigan of $843 and $521 at September 30, 1998, and December 31, 1997, respectively, primarily related to management services and interest on the Note Payable. The Company entered into a management agreement with Cable Michigan, in January 1997, pursuant to which Cable Michigan manages the Company's cable television systems' operations. The management agreement was approved by the Company's Board of Directors.

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


The Company had amounts due to RCN of $6 and $16 at September 30, 1998, and December 31, 1997, respectively, primarily for billing and customer service related expenses.

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

(7) CABLE MICHIGAN AGREEMENT AND PLAN OF MERGER

On November 6, 1998, pursuant to an Agreement and Plan of Merger, dated June 3, 1998 (the "Cable Michigan Merger Agreement") among Cable Michigan, Avalon Holdings and Avalon Sub, Avalon Sub merged into Cable Michigan and Cable Michigan became a wholly owned subsidiary of Avalon Holdings (the "Merger").

In accordance with the terms of the Agreement, each share of common stock, par value $1.00 per share, of Cable Michigan outstanding prior to the effective time of the Merger (other than treasury stock, shares owned by Avalon Holdings or its subsidiaries, or shares as to which dissenters' rights have been exercised) was converted into the right to receive $40.50 in cash (the "Merger Consideration").

On June 4, 1998, Cable Michigan made a proposal to the Board of Directors of the Company, to acquire the outstanding shares of the Company that Cable Michigan does not already own at a price of $11.00 per share. The Company established a special committee composed of independent directors to evaluate the proposal.

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

                         MERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


On September 10, 1998, the Company, Cable Michigan and Mercom Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Cable Michigan ("Merger Subsidiary") entered into an Agreement and Plan of Merger (the "Mercom Merger Agreement"). Pursuant to the Mercom Merger Agreement and subject to the terms and conditions set forth therein, Merger Subsidiary will be merged with and into the Company with the Company being the surviving corporation (the "Surviving Corporation") and a wholly owned subsidiary of Cable Michigan. At the effective time of the Mercom Merger, each outstanding share of common stock of the Company held by the Company ("Common Stock") as treasury stock or owned by Cable Michigan or any of Cable Michigan's subsidiaries immediately prior to the effective time will be canceled, and no payment will be made with respect thereto. Each share of common stock of the Merger Subsidiary outstanding immediately prior to the effective time will be converted into and become one share of common stock of the Surviving Corporation. At the effective time, except as set forth above and except for shares with respect to which appraisal rights have been properly exercised, each issued and outstanding share of Common Stock will be converted into the right to receive $12.00 in cash. The consummation of the Mercom Merger is subject to certain conditions, including the approval of the Mercom Merger and the Mercom Merger Agreement by the stockholders of the Company. In the Merger Agreement, Cable Michigan agreed to vote in favor of the Mercom Merger and the Mercom Merger Agreement. Cable Michigan owns approximately 62% of the outstanding Common Stock. Accordingly, the adoption of the Mercom Merger Agreement and the Mercom Merger by the Company's stockholders is expected to occur irrespective of the manner in which the Company's other stockholders vote their shares of Common Stock.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 1998, the Company had net income of $302 as compared to $2,700 net income for the comparable period in 1997. The Company's net income for the nine months ended September 30, 1998 decreased by $3,052 to $775 from net income of $3,827 for the comparable period in 1997. The decreases represent a reduction of $.50 and $.64 per average common share for the three and nine month periods, respectively. Included in net income for the three and nine months ended September 30, 1997, is a gain of approximately $2,600 recorded from the sale of the Company's investment in Mercom of Florida in July 1997.

Sales for the three and nine month periods ended September 30, 1998, increased by $284 or 6.9% and $495 or 4.0%, respectively, over the comparable periods in 1997. Excluding the sales from Mercom of Florida of $282, sales increased by $777 or 6.4%, for the nine month period ended September 30, 1998. The increases are primarily due to increased basic service revenue of approximately $244 and $654 for the three and nine month periods, respectively. The following two factors were responsible for the increase in basic service revenue. A basic service rate increase in May 1998 contributed approximately $139 and $327, respectively, for the three and nine month periods ended September 30, 1998 and an additional 1,400 average basic subscribers per month during the first nine months of 1998 compared to the same period in 1997 generated approximately $105 and $327, for the three and nine month periods, respectively. Also contributing to the increase in sales in 1998 is approximately $32 and $103 in advertising, pay-per-view and premium revenues for the three and nine month periods, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS, CONTINUED

Total costs and expenses for the three and nine month periods ended September 30, 1998, increased by $291 or 11.2% and $492 or 6.3%, respectively, when compared to the same periods in 1997. Excluding costs from Mercom of Florida in 1997, expenses increased by $667 or 8.8% for the nine month period ended September 30, 1998. The increase for the three and nine month periods was primarily the result of higher programming costs of approximately $174 and $473, respectively, exclusive of Mercom of Florida. These costs are directly related to additional customers, new channels and higher programming rates from suppliers. The remaining increase of $117 and $194 is primarily due to higher insurance, shareholders and management fee expense, for the three and nine month periods, respectively, exclusive of Mercom of Florida.

Non-recurring charges of $49 and $349 were recorded for the three and nine month periods ended September 30, 1998, respectively. These charges pertain to Cable Michigan's proposal to acquire the outstanding shares of the Company that Cable Michigan does not already own (Note 7), including financial advisor and legal expenses and other special committee expenses.

Other expenses in 1998 are primarily losses of $39 and $197 for the three and nine month periods, respectively, from the retirement of plant as a result of system upgrades.

Interest expense for the nine month period ended September 30, 1998, decreased by $94 or 11.6%, as compared to the same period in 1997. The decrease in the average outstanding debt between the comparable period was the primary reason for the decrease in interest expense. The Company's future interest expense is subject to fluctuations in the market rate of interest, and accordingly, there is no assurance that the Company's current level of interest expense is indicative of future trends.

Gain on sale of Mercom of Florida, Inc., for the three and nine month periods ended September 30, 1997 of approximately $2,600 resulted from the Company's sale of its investment in Mercom of Florida.

Income tax provision for the three month period ended September 30, 1998, decreased by $258 as compared to the same period in 1997. For the nine month period ended September 30, 1998, income tax provision increased by $150 as compared to the same period in 1997. The decrease for the three month period is primarily due to income taxes recorded in 1997 pertaining to the sale of the Company's investment in Mercom of Florida, Inc. The increase for the nine month period is due to the utilization of net operating losses for the period ended September 30, 1997, for which a valuation allowance had been established and which was correspondingly reversed. For the period ended September 30, 1998, no such valuation allowance existed.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

LIQUIDITY AND CAPITAL RESOURCES

Cash and temporary cash investments were $6,115, at September 30, 1998, as compared to $4,829 at December 31, 1997. The increase in cash of $1,286 is attributed to cash provided from operations of $3,921 offset by capital expenditures for the nine month period of $2,635.

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

In September 1997, Cable Michigan assumed all of the bank's interest in the Company's Credit Agreement (Note 3). Immediately after the assumption of the Credit Agreement by Cable Michigan, the Note Payable was amended and restated. The Note Payable contains the same pricing and collateral provisions as were previously in place with the Credit Agreement. The amendments to the Note Payable provide for less restrictive financial covenants and the elimination of mandatory principal repayments prior to December 31, 2002. The Note Payable to Cable Michigan matures with a balloon payment on December 31, 2002. The Company's Note Payable to Cable Michigan at September 30, 1998, was $14,151. The Company was in compliance with all of the terms of its Note Payable at September 30, 1998.

On November 6, 1998, pursuant to an Agreement and Plan of Merger, dated June 3, 1998 (the "Cable Michigan Merger Agreement") among Cable Michigan, Avalon Cable of Michigan Holdings, Inc. ("Avalon Holdings") and Avalon Cable of Michigan, Inc. ("Avalon Sub"), Avalon Sub merged into Cable Michigan and Cable Michigan became a wholly owned subsidiary of Avalon Holdings (the "Merger").

Avalon Sub has the ability, subject to certain limitations and restrictions, under Avalon Sub's Credit Agreement, to lend additional funds to the Company to invest in the upgrade of its facilities. The 1998 construction budget includes capital expenditures necessary to upgrade system capacity and network reliability. The Company believes its cash on hand, cash generated from operations and credit availability will be sufficient to meet its liquidity requirements, prior to maturity of the Note Payable, but there are no assurances in this regard.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

In accordance with the terms of the Agreement, each share of common stock, par value $1.00 per share, of Cable Michigan outstanding prior to the effective time of the Merger (other than treasury stock, shares owned by Avalon Holdings or its subsidiaries, or shares as to which dissenters' rights have been exercised) was converted into the right to receive $40.50 in cash (the "Merger Consideration").

On June 4, 1998, Cable Michigan made a proposal to the Board of Directors of the Company, to acquire the outstanding shares of the Company that Cable Michigan does not already own at a price of $11.00 per share. The Company established a special committee composed of independent directors to evaluate the proposal.

On August 12, 1998, Avalon Cable authorized Cable Michigan to increase to $12.00 per share, the price of the Cable Michigan proposal for the acquisition of the outstanding shares of the Company that Cable Michigan does not already own.

On September 10, 1998, the Company, Cable Michigan and Mercom Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Cable Michigan ("Merger Subsidiary") entered into an Agreement and Plan of Merger (the "Mercom Merger Agreement"). Pursuant to the Mercom Merger Agreement and subject to the terms and conditions set forth therein, Merger Subsidiary will be merged with and into the Company with the Company being the surviving corporation (the "Surviving Corporation") and a wholly owned subsidiary of Cable Michigan. At the effective time of the Mercom Merger, each outstanding share of common stock of the Company held by the Company ("Common Stock") as treasury stock or owned by Cable Michigan or any of Cable Michigan's subsidiaries immediately prior to the effective time will be canceled, and no payment will be made with respect thereto. Each share of common stock of the Merger Subsidiary outstanding immediately prior to the effective time will be converted into and become one share of common stock of the Surviving Corporation. At the effective time, except as set forth above and except for shares with respect to which appraisal rights have been properly exercised, each issued and outstanding share of Common Stock will be converted into the right to receive $12.00 in cash. The consummation of the Mercom Merger is subject to certain conditions, including the approval of the Mercom Merger and the Mercom Merger Agreement by the stockholders of the Company. In the Merger Agreement, Cable Michigan agreed to vote in favor of the Mercom Merger and the Mercom Merger Agreement. Cable Michigan owns approximately 62% of the outstanding Common Stock. Accordingly, the adoption of the Mercom Merger Agreement and the Mercom Merger by the Company's stockholders is expected to occur irrespective of the manner in which the Company's other stockholders vote their shares of Common Stock.

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

IMPACT TO COMPANY

The rate regulation provisions of the 1992 Act have not had a material adverse effect on the Company's financial condition and results of operations through September 30, 1998. Certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, have the effect of reducing operating margins of the Company.

Over the last several years the Company has received complaints related to its rate filings. Although the Company believes its rates are justified according to the rules and regulations established by the FCC, the Company believes it has adequately reserved for any exposure related to these rate proceedings.

In the second quarter of 1998, the FCC adopted and released two orders stating that the rates charged by the Company for its two cable programming service tiers, effective through January 31, 1998 are reasonable. These two orders resolved all outstanding cable programming service tier rate complaints through January 31, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

COMPETITION

Competition for the Company's services traditionally has come from a variety of providers including broadcast television, video cassette recorders, overbuilders and home satellite dishes. The Company has eight franchises within its service areas where other cable television providers have commenced cable programming operations. In addition, the Board of Public Utilities of a ninth franchised area began construction in early 1998 and as of October 1998, has activated approximately 90% of its network. To date, the nine competitive communities have the ability to serve approximately 17% of the homes passed by the Company's network.

IMPACT OF THE YEAR 2000 ISSUE

The Company has and will acquire certain financial, administrative and operational systems. The Company is in the process of reviewing its existing systems and intends to review each system that it acquires, as well as the systems employed by third party service providers (including for billing services) in order to analyze the extent, if any, to which the Company faces a "Year 2000" problem (a problem that is expected to arise with respect to computer programs that use only two digits to identify a year in the date field and which were designed and developed without considering the impact of the upcoming change in the century). Although the Company has not yet made a final determination, the Company believes that any "Year 2000" problem, if it arises in the future, should not be material to the Company's liquidity, financial position or results of operations; however, there can be no assurance as to the extent of any such liabilities.

Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits



     (27)   Financial Data Schedule

(b).  Reports on Form 8-K

On November 12, 1998, the Company filed an 8-K. On November 6, 1998 (the "Closing Date"), Avalon Holdings acquired all of the outstanding shares of Cable Michigan, which, at such time, owned approximately 62% of the common stock of the Company, par value $1.00 per share (the "Mercom Common Stock"), issued and outstanding as of the Closing Date (the "Shares"). Accordingly, on the Closing Date, Avalon Holdings acquired indirect control of the Company. Such acquisition occurred pursuant to the terms of the Cable Michigan Merger Agreement. On the Closing Date, pursuant to the Cable Michigan Merger Agreement, Avalon Sub merged with and into Cable Michigan (the "Merger"), with Cable Michigan as the surviving corporation. In the Merger, Cable Michigan changed its name to "Avalon Cable of Michigan, Inc." and became a wholly owned subsidiary of Avalon Holdings. The discussion of the Merger Agreement is only a summary and is qualified in its entirety by reference to the Exhibit to the Company's Form 8-K, which was filed on November 12, 1998.

In the Merger, each share (a "Cable Michigan Share") of Common Stock, par value $1.00 per share, of Cable Michigan issued and outstanding immediately prior to the effective time of the Merger (other than Cable Michigan Shares held in treasury, Cable Michigan Shares owned by Avalon Holdings or any subsidiary of Avalon Holdings, and Cable Michigan Shares as to which dissenters' rights were validly exercised) was converted into the right to receive $40.50 in cash. The total amount of funds used to consummate the transactions contemplated by the Cable Michigan Merger Agreement (the "Merger Financing"), including payments to the former shareholders and repayment of Cable Michigan's existing indebtedness, was approximately $426 million. The Merger Financing was obtained by Avalon Holdings and its affiliates through borrowings under senior secured and unsecured term loan facilities and equity contributions from ABRY Broadcast Partners III, L.P. and others.

Prior to the Merger, Level 3 Telecom Holdings, Inc., a Delaware corporation ("LTTH") owned approximately 3,330,121 shares of Cable Michigan Common Stock which represented approximately 48% of the outstanding Cable Michigan Common Stock. Also, prior to the Merger, Cable Michigan owned approximately 62% of the outstanding shares of the Company. Accordingly, prior to the Merger, LTTH indirectly controlled the Company. Thus, in the Merger, Avalon Holdings obtained indirect control over the Company from LTTH.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     MERCOM, INC.



     DATE:  November 16, 1998                        /s/ Joel C. Cohen
                                                    ------------------
                                                    Joel C. Cohen
                                                    President, Chief Executive
                                                    Officer and Secretary